Form 10-Q
period 2012-03-31
A&C United Agriculture Developing Inc.
filed 2012-05-14
CIK 1539778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

SEC File No. 333-179082

A & C United Agriculture Developing Inc.
(Exact name of registrant as specified in its charter)

Nevada	100	27-5159463
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  630-288-2500.

N/A
____________________________________________________________________
(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 11, 2012 there were 34,449,495 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

A & C United Agriculture Developing Inc

(A Development Stage Enterprise)

Unaudited Financial Statements

As of March 31 2012

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET

	March 31	September 30
	2012	2011
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$383,344	$435,437
Accounts receivable, net	-	-
Total Current Assets	$383,344	$435,437

Other current assets:
Prepaid expense	-	169
Stock subscription receivable	-	5,000
Total Other Current Assets	$-	$5,169

TOTAL ASSETS	$383,344	$440,606

LIABILITIES & EQUITY
Current liabilities:
Account payable	$-	$-
Total current liabilities	$-	$-

Other current liabilities:
Loan from shareholders	3,849	2,992
Total other current liabilities	$3,849	$2,992

Total liabilities	$3,849	$2,992

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
34,449,495 shares issued and outstanding.	$440,500	$440,500
Paid-in capital	$34,450	$34,450
Deficit accumulated during the development stage	(95,662)	(37,543)
Accumulated other comprehensive income (loss)	207	207

Total stockholders' equity	$379,495	$437,614
TOTAL LIABILITIES & EQUITY	$383,344	$440,606

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

			Period from	Cumulative from
	Six Months Ended	Three Months Ended	February 7, 2011 (Date of Inception) Through	February 7, 2011 (Date of Inception)Through
	March 31	March 31	March 31,	March 31,
	2012	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-
Cost of Goods Sold	$-	$-	$-	$-
Gross Profit	$-	$-	$-	$-
Operating expenses:
Research and development	$-	$-	$-	$-

Selling, general and administrative expenses	$58,119	$42,555	$1,573	$95,662

Depreciation and amortization expenses	$-	$-		$-
Total Operating Expenses	$58,119	$42,555	$1,573	$95,662

Operating Loss	$(58,119)	$(42,555)	$(1,573)	$(95,662)

Investment income, net	$-	$-	$-	$-
Interest Expense, net	$-	$-	$-	$-
Loss before income taxes	$(58,119)	$(42,555)	$(1,573)	$(95,662)
Income (loss) tax expense	$-	$-	$-	$-
Net Loss	$(58,119)	$(42,555)	$(1,573)	$(95,662)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$-	$-	$-	$207
Other comprehensive income (loss)	$-	$-	$-	$207
Comprehensive Income (Loss)	$(58,119)	$(42,555)	$(1,573)	$(95,455)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through March 31, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks
to shareholders @0.001 per
share on February 7, 2011	30,000,000	$30,000	$-			$30,000

Issuance of common stocks
to shareholders @0.1 per
share on May 31, 2011	4,449,495	$4,450	$440,500			$444,950

Adjustment for Exchange
rate changes					$207	$207

Net loss for the year
ended September 30, 2011				$(37,543)		$(37,543)
Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Adjustment for currency rate exchange					$-	$-

Net loss for the period
ended March 31, 2012				$(58,119)		$(58,119)
Balance, March 31, 2012	34,449,495	$34,450	$440,500	$(95,662)	$207	$379,495

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

			Period from	Cumulative from
	Six Months Ended	Three Months Ended	February 7, 2011 (Date of Inception)Through	February 7, 2011 (Date of Inception) Through
	March 31	March 31	March 31,	March 31,
	2012	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(58,119)	$(42,555)	$(1,573)	$(95,662)
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	34,450
Prepaid expense	169	-	(169)	-
Account payable	-	-	-	-
Net cash provided by operating activities	$(57,950)	$(42,555)	$(1,742)	$(61,212)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-

Financing Activities:
Loan from shareholders	857	513	1,742	3,849
Proceeds from issuance of common stock	5,000	-	30,000	440,500
Net cash provided by financing activities	$5,857	$513	$31,742	$444,349

Effect of Exchange Rate on Cash	$-	$-	$-	$207
Net increase (decrease) in cash and cash equivalents	$(52,093)	$(42,042)	$30,000	$383,344
Cash and cash equivalents at beginning of the period	$435,437	$425,386	$-	$-
Cash and cash equivalents at end of the period	$383,344	$383,344	$30,000	$383,344

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock
subscription receivable - shareholder	$-	$-	$-	$-

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

A & C United Agriculture Developing Inc., or the “Company,” is a Nevada corporation formed on February 7, 2011.  Our principal executive office is located at Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook IL 60523.  Tel: 630-288-2500.

The Company’s main business is the sales of vegetable seeds in all areas of the world, focusing initially on China.  We have not yet sold any of these products.

We will sell the following types of vegetable seeds:  broccoli, squash, and cabbage. It was determined that these would be the initial varieties we would sell based upon the experience of America Brilliance Corp, an affiliate of Mr. Liu, our president, which he set up to test the business concept for our company and which sold various types of seeds in China in connection with such testing.  These varieties were the most accepted by potential customers in China.

We will acquire these seeds from various suppliers in the United States.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) ASC 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to establishing a new business and for which either of the following conditions exists: planned principal operations have not commenced; or the planned principal operations have commenced, but there has been no significant revenue there from.  Due to the Company’s primary efforts was on the formation of new company, and there were no sales activities incurred, accordingly, the Company is considered as development stage entity.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting. The Company’s fiscal year end is the last day of September 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures.  Accordingly, actual results could differ from those estimates.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risk

The Company maintains its cash in bank accounts which, at times, may exceed the federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. . As of March 31, 2012, the company had cash and cash equivalents of $383,344.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of March 31, 2012, there were no fixed assets in the Company’s balance sheets.

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with FASB ASC 718, Stock-Based Compensation, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Basics and Diluted Net Loss per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (SFAS) ASC 260, Earnings per Share (EPS).  ASC 260 requires presentation of basis and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

The Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

Operation expense consists of selling, general and administrative expenses.

For the six months ended March 31, 2012, there was a total of $58,119 operating expenses.

For the three months ended March 31, 2012, there was a total of $42,555 operating expenses.

For the period February 7, 2011 (Date of Inception) to March 31, 2011, there was a total of $1,573 operating expenses.

For the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2012, there was a total of $95,662 operating expenses.

			Period from	Cumulative from
	Six Months Ended	Three Months Ended	February 7, 2011 (Date of Inception)Through	February 7, 2011 (Date of Inception)Through
	March 31	March 31	March 31,	March 31,
	2012	2012	2011	2012
Expense
Bank Service Charges	101	50	-	371
License & Registration	574	574	1,275	1,849
Meals and Entertainment	-	-	-	67
Postage and Delivery	-	-	-	30
Printing and Reproduction	11	11	-	135
Auto and Truck Expenses	-	-	-	14
Professional Fees
Accounting	25,000	25,000	-	25,000
Legal Fee	30,000	15,000	-	64,450
SEC & EDGAR Filling Fee	1,407	1,407	-	1,407
Professional Fees	56,407	41,407	-	90,857
Rent Expense	1,026	513	298	2,338
Total Expense	58,119	42,555	1,573	95,662

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASC 605	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force
ASC 860	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets
ASC 505	January 2010	Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASC 810	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASC 718	January 2010	Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation
ASC 820	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASC 810	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
ASC-310 Receivables	July 2010
For public entities, the disclosure as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. For nonpublic entities, the disclosures are effective for annual reporting period ending on or after December 15, 2011.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Leases

The Company entered into a lease for its corporate offices in under terms of non-cancelable operating leases. The lease term is from February 24, 2011 through February 29, 2012 and requires a $169 monthly lease payment, and this office is located at 700 Commerce Drive, STE 500, Oak Brook IL 60523, USA.

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2012, total 30,210,000 shares were issued to officers and directors as follows:

Name	Title	Share QTY	Amount	Purchase Date	% of Common Share
Jun Huang	President	15,000,000	$15,000	2/7/2011	43.54%
Yidan Liu	Secretary, CFO	15,000,000	$15,000	2/7/2011	43.54%
Ross Rispens	Diretor	50,000	$5,000	5/31/2011	0.15%
Xinyu Wang	Diretor	10,000	$1,000	5/31/2011	0.03%
Manying Chen	Diretor	50,000	$5,000	5/31/2011	0.15%
Minhang Wei	Diretor	100,000	$10,000	5/31/2011	0.29%
Total		30,210,000	$51,000		87.69%
______
*Based upon total outstanding shares 34,449,495 as of March 31, 2012.

Loans from Shareholders/Officers

As of March 31, 2012, the officers and directors Yidan Liu have advanced the amount of $3,849 to the Company for incorporating, operating, and setting up the Company. The outstanding balance is due on demand and no agreement was signed.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, U.S seed companies. Based upon management’s experience in the industry, we believe vegetable seeds supply in United State for the varieties we intend to sell is plenty. We believe that with advanced technology and mature global seed accessibility, U.S seed companies can provide the varieties Chinese end users are looking for. We are focused on finding the right variety. We first will collect specifications from Chinese end users, then we will match them with the variety here. We ask samples or sometimes we purchase small amount of seed.  We will then try them in various locations in China at different planting season. The challenge we have is that not all the varieties we may initially select will prove to work will work in China. The trial cycle can be over a year in some cases.

We do not anticipate offering any material right of return on our product although we may reimburse buyers on a case-by-case basis if seed which passed our trials does not perform well for a particular grower through no fault of the grower.

NOTE D – SHAREHOLDERS’ EQUITY

Under the Company’s Articles of Incorporation of the Company, the Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001.

On February 7, 2011, the Company was incorporated in the State of Nevada.

On February 7, 2011, two founders of the Company, Jun Huang and Yidan Liu purchased 30,000,000 shares at $0.001 per share.  The proceeds of $30,000 were received.

On May 31, 2011, additional 4,105,000 shares were issued to 113 shareholders at price of $0.1 per share or $ 410,500 common stock.

On June 30, 2011, 344,495 shares was issued to Michael Williams @ $0.1 per share for legal service value $ 34,450.

There’s was no share issued at the period of October 2011 to March 2012.

Therefore, as of March 31, 2012, there was total of 34,449,495 shares issued and outstanding.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

Stock Subscription Receivable - Shareholders

At June 30, 2011, the Company had receivable from its 113 shareholders aggregating $405,500 for the purchase of their Company common stock.

At September 30, 2011, the Company still had $5,000 stock subscription receivable from one shareholder, Ming Zhang.

In December 2011, the Company received the $5,000 from the shareholder, Ming Zhang.

All stock receivables were paid in full in December 2011.

Therefore, as of March 31, 2012, the Company had no outstanding balance for stock subscription receivable.

NOTE E – GOING CONCERN

The Company is currently in the development stage and has not earned any revenues from operations to date; and their activities consist solely of corporate formation, raising capital, and attempting to sell products to generate revenues.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

A & C United Agriculture Developing Inc., or the Company, is a Nevada corporation formed on February 7, 2011. Our principal executive office is located at Oak Brook Pointe, Suite 500 and 700 Commerce Drive, Oak Brook IL 60523. Tel: 630-288- 2500

Our business will be the sale of vegetable seeds in all areas of the world, focusing initially on China.  We have not yet sold any of these products.

We will sell the following types of vegetable seeds:  broccoli, squash, and cabbage.

We will acquire these seeds from various suppliers in the United States.

In addition to vegetable seed import/export business, we are taking steps to expand our business scope to include farm land selection, planting, growing, harvesting, processing and final product selling. Our goal is to vertically integrate the vegetable production chain in China.

Current and Future Planned Operational Activities

Since our inception we have engaged in the following significant operating activities:

·	Company set up
a.	Incorporate company in state of Nevada
b.	Set up main executive office in Oak Brook, IL
c.	Open up bank account for the company

·	Secured initial capital by private placement to investors

·	Commenced significant other operational activities, such as:
a.	Have visited 3 existing seed suppliers in California, Illinois, Maine
b.	Have visited 2 existing farms in California
c.	Have visited 2 existing seed breeders in California and Wisconsin

As of the date of this Report, we have oral agreements with the following four seed suppliers:

·	Rispens Seeds. Inc, IL
·	Holaday Seed Company, CA
·	Johnny's Selected Seeds, ME
·	Integra Hybrids, LLC, CA

We do not intend to enter into formal written supply contracts with these or any other suppliers but instead will place separate purchase orders with our suppliers.  These suppliers have orally indicated that they can and will honor all our purchase orders when given in the foreseeable future.

We have also undertaken the following through the date of this report:

1/1/2012 - 3/31/2012
Mr. Liu and Mr. Huang had a 10-day trip (2/27-3/8) together in China, Beijing, Zhengzhou, Guangdong and Guangxi provinces. Goal was to initiate 3 projects. Zhengzhou - to secure 3000 MU farmland, Binyang - to secure 2000 MU farmland, Shenzhen -to discuss acquiring Shenzhen Greenwonder Produce co, Ltd - a vegetable processing plant/distribution center including its sales channel.  We currently have no written or oral binding contact, agreement or commitment with any of these parties and may not have any such written or oral binding contact, agreement or commitment with these entities in the future.  We intend to continue our discussions with these parties.

Commenced organizing activities in China for our planned wholly-owned China subsidiary, Safe Food United Agriculture Developing (Beijing) Ltd.  We cannot undertake any of our planned new activities described above except through a Chinese subsidiary and so we cannot formally commence these activities until the subsidiary is officially formed and recognized.  To be formed and fully recognized we need to do the following:

Completed –

• Established Beijing address for company
• Confirm company name
• Finished Logo design

To be done -

• Have all our U.S. organizational documents notarized and submitted to Chinese authorities.
• Deposit 20% of our stated capital of $500,000 into a bank account in China.
• Have the company formally recognized by China government authorities.
• Obtain business license in China.

4/1/2012 – May 11, 2011
4/2-4/8
Mr. Liu went to Misionero Vegetables in Gonzales, CA.  Misionero Vegetable is a vertically integrated lettuce grower, processor and provider to its wholesale dealers and consumers.  We would help them to import their lettuce into China and in return they would give us business consulting services concerning our planned future vertical integration strategy.

Mr. Liu went to Stamoules Produce, Mendota, CA.  Stamoules Produce is a vertically integrated broccoli grower, processor and provider to its wholesale dealers and consumers.  We would help them to import their broccoli into China and in return they would give us business consulting services concerning our planned future vertical integration strategy.

Mr. Liu also took the initiative to reach out to Grimmway Farms (Carrot field), Bakersfield, CA  Grimmway Farms is a vertically integrated carrot grower, processor and provider to its wholesale dealers and consumers.  We would help them to import their broccoli into China and in return they would give us business consulting services concerning our planned future vertical integration strategy.

We currently have no written or oral binding contact, agreement or commitment with any of these parties and may not have any such written or oral binding contact, agreement or commitment with these entities in the future.  We intend to continue our discussions with these parties.

Mr. Huang participated 2 national seed shows: Wuhan Seed Trade Show at Hubei province ( 4/12-4/16); Shouguang Vegetable World Expo, at Shangdong province (4/18-4/21)
Started broccoli seed import and export process which we anticipate will result in generating revenue before June 30, 2012
Mr. Huang traveled to Fugou, Henan Province a few times and is working on the agreement with Fugou local government to rent 3000 MU farmland for A&C.  We cannot enter into any formal agreement until our Chinese subsidiary is fully qualified to do business in China.

During the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions:

Milestone Table

Event	Actions	Time	Total estimated cost
Set up Beijing, China branch office	Shop for office location, Design organizational structure Register with local government/departments Recruit right resources to fill in org chart	By June 30th, 2012	$25,000
Broccoli Seed sale to reach 1000 units (100,000 seed count/unit)	Continue China marketing; Continue trials at different locations in China;	By June 30th, 2012	$20,000
To attend ASTA's 129th Annual Convention	Collect grower/distributors requirements Prepare flyers, promotion materials	By June 30th, 2012	$12,000
To attend another 2-3 nation-wide shows, including product demo in the fields, in U.S	Collect grower/distributors requirements Prepare flyers, promotion materials	By Dec 31st, 2012	$25,000
Carrot Seed sale to reach 1,000kg	Continue to work with the breeder in U.S to agree on price; Continue trials at different locations in China; Marketing in China	By Dec 31st, 2012	$30,000
Broccoli Seed sale to reach 3000 units (100,000 seed count/unit)	Continue China marketing; Continue trials at different locations in China;	By Dec 31st, 2012	$30,000
To attend 3-4 national seeds shows in China	Define marketing approach, design and implement company logo, web pages, posters	By Dec 31st, 2012	$12,000
Squash seed sale to reach 200KG	Continue China marketing; Continue to trials at different locations in China	By Dec 31st, 2012	$10,000
To invite U.S carrot breeders from Integra Hybrids to visit Chinese growers mainly located in Fujian province, southern China	To work on schedule, agenda, logistic details	By April 30th, 2012	$10,000 (2 people from U.S)
To invite U.S sweet corn breeders from Abbott Cobb, to visit Chinese growers located in north-east of China	To work on schedule, agenda, logistic details	By Oct 31st, 2012	$10,000 (2 people from U.S)

As described in “Liquidity and Capital Resources,” below, we currently have sufficient cash resources to fund all of these anticipated obligations.

Results of Operations

Revenue

There was no revenue generated for the six months ended March 31, 2012.

Cost of Revenue

There was no cost of goods sold incurred for the six months ended March 31, 2012.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the six months ended March 31, 2012, there was a total of $58,119 operating expenses; for the period February 7, 2011 (date of inception) through March 31, 2011, there was a total of $1,573 operating expenses; and for the cumulative period of February 7, 2011 (date of inception) through March 31, 2012, there was a total of $95,662, details as follows:

		Period from	Cumulative from
	Six Months Ended	February 7, 2011 (Date of Inception) Through	February 7, 2011 (Date of Inception) Through
	March 31	March 31,	March 31,
	2012	2011	2012
Expense
Bank Service Charges	101	-	371
License & Registration	574	1,275	1,849
Meals and Entertainment	-	-	67
Postage and Delivery	-	-	30
Printing and Reproduction	11	-	135
Auto and Truck Expenses	-	-	14
Professional Fees
Accounting	25,000	-	25,000
Legal Fee	30,000	-	64,450
SEC & EDGAR Filling Fee	1,407	-	1,407
Professional Fees	56,407	-	90,857
Rent Expense	1,026	298	2,338
Total Expense	58,119	1,573	95,662

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months ended March 31, 2012 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $58,119 for the six months ended March 31, 2012; net losses of $1,573 for period from February 7 to March 31, 2011; and net losses of $95,662 for the cumulative period of February 7, 2011 (date of inception) through March 31, 2012.

For the fiscal quarter ended March 31, 2012 vs. March 31, 2011

Revenue

There was no revenue generated for the fiscal quarter ended March 31, 2012 and 2011.

Cost of Revenue

There was no cost of goods sold incurred for the fiscal quarter ended March 31, 2012 and 2011.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarter ended March 31, 2012, there was a total of $42,555 operating expenses; and for the period February 7, 2011 (date of inception) through March 31, 2011, there was a total of $1,573 operating expenses as follows:

		Period from
	Three Months Ended	February 7, 2011 (Date of Inception) Through
	March 31	March 31,
	2012	2011
Expense
Bank Service Charges	50	-
License & Registration	574	1,275
Printing and Reproduction	11	-
Professional Fees
Accounting	25,000	-
Legal Fee	15,000	-
SEC & EDGAR Filling Fee	1,407	-
Professional Fees	41,407	-
Rent Expense	513	298
Total Expense	42,555	1,573

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter ended March 31, 2012 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $42,555 for the fiscal quarter ended March 31, 2012, and net losses of $1,573 for period from February 7 to March 31, 2011.

Liquidity and Capital Resources

	At March 31	At March 31	At September 30
	2012	2011	2011

Current Ratio*	99.60	127.51	147.26
Cash	$383,344	$425,386	$435,437
Working Capital***	$379,495	$422,050	$437,614
Total Assets	$383,344	$425,386	$440,606
Total Liabilities	$3,849	$3,336	$2,992

Total Equity	$379,495	$422,050	$437,614

Total Debt/Equity**	0.01	0.01	0.01
_______
*Current Ratio = Current Assets /Current Liabilities.
** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.
*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $383,344 and $425,386 at March 31, 2012 and 2011 and the working capital of $ 379,495 and $ $ 422,050 with liabilities of $3,849 and 3,336.

As of May 1, 2012, we have $352,161.53. in cash. As shown in the Milestone Table above, we need a minimum of approximately $184,000 in funds to finance our business in the next 12 months. This amount does not include all our costs which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $75,000 annually. Accordingly, we estimate our total need for funds for operations in the next 12 months is $259,000. Accordingly, as we anticipate an average monthly burn rate of no more than $21,584 during the next 12 months, we believe we have sufficient cash available to fund all of our operational and SEC filing needs during the next 12 months.

In order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding or any planned material acquisitions.

Our auditor has indicated in its report that our lack of revenues raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2012.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2012.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A & C United Agriculture Developing Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jun (Charlie) Huang	May 11, 2012	/s/ Jun (Charlie) Huang

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jun (Charlie) Huang	Jun (Charlie) Huang	Principal Executive Officer and Director	May 11, 2012

/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Financial Officer and Principal Accounting Officer	May 11, 2012

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.