Form 10-Q
period 2012-06-30
A&C United Agriculture Developing Inc.
filed 2012-08-07
CIK 1539778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 7, 2012 there were 34,449,495 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
Unaudited Financial Statements
As of June 30 2012

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET

	June 30	September 30
	2012	2011
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$346,572	$435,437
Accounts receivable, net	-	-
Total Current Assets	$346,572	$435,437

Other current assets:
Prepaid expense	-	169
Loan to shareholder	7,000	-
Stock subscription receivable	-	5,000
Total Other Current Assets	$7,000	$5,169

TOTAL ASSETS	$353,572	$440,606

LIABILITIES & EQUITY
Current liabilities:
Account payable	$-	$-
Total current liabilities	$-	$-

Other current liabilities:
Loan from shareholders	3131	2,992
Total other current liabilities	$3131	$2,992

Total liabilities	$3131	$2,992

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
34,449,495 shares issued and outstanding.	$440,500	$440,500
Paid-in capital	$34,450	$34,450
Deficit accumulated during the development stage	(124,716)	(37,543)
Accumulated other comprehensive income (loss)	207	207

Total stockholders' equity	$350,441	$437,614
TOTAL LIABILITIES & EQUITY	$353,572	$440,606

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

		Period from			Cumulative from
	Nine Months Ended	February 7, 2011 (Date of	Three Months Ended	Three Months Ended	February 7, 2011 (Date of
	June 30	Inception) To	June 30	June 30	Inception) To
	2012	June 30, 2011	2012	2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$98,000	$-	$98,000	$-	$98,000
Cost of Goods Sold	$92,131	$-	$92,131	$-	$92,131
Gross Profit	$5,869	$-	$5,869	$-	$5,869
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$93,042	$36,831	$34,923	$35,257	$130,585

Depreciation and amortization expenses	$-	$-	$-		$-
Total Operating Expenses	$93,042	$36,831	$34,923	$35,257	$130,585

Operating Loss	$(87,173)	$(36,831)	$(29,054)	$(35,257)	$(124,716)

Investment income, net	$-	$-	$-	$-	$-
Interest Expense, net	$-	$-	$-	$-	$-
Loss before income taxes	$(87,173)	$(36,831)	$(29,054)	$(35,257)	$(124,716)
Income (loss) tax expense	$-		$-	$-	$-
Net Loss	$(87,173)	$(36,831)	$(29,054)	$(35,257)	$(124,716)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$-	$156	$-	$156	$207
Other comprehensive income (loss)	$-	$156	$-	$156	$207
Comprehensive Income (Loss)	$(87,173)	$(36,675)	$(29,054)	$(35,101)	$(124,509)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through June 30, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks
to shareholders @0.001 per
share on February 7, 2011	30,000,000	$30,000	$-			$30,000

Issuance of common stocks
to shareholders @0.1 per
share on May 31, 2011	4,449,495	$4,450	$440,500			$444,950

Adjustment for Exchange
rate changes					$207	$207

Net loss for the year
ended September 30, 2011				$(37,543)		$(37,543)
Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Adjustment for currency rate exchange					$-	$-

Net loss for the period
ended June 30, 2012				$(87,173)		$(87,173)
Balance, June 30, 2012	34,449,495	$34,450	$440,500	$(124,716)	$207	$350,441

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

		Period from			Cumulative from
	Nine Months Ended	February 7, 2011 (Date of	Three Months Ended	Three Months Ended	February 7, 2011 (Date of
	June 30	Inception) To	June 30	June 30	Inception) To
	2012	June 30, 2011	2012	2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(87,173)	$(36,675)	$(29,054)	$(35,257)	$(124,716)
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	34,450	-	34,450	34,450
Prepaid expense	169	(169)	-	-	-
Account payable	-	-	-	-	-
Net cash provided by operating activities	$(87,004)	$(2,394)	$(29,054)	$(807)	$(90,266)

Investing Activities:
Net cash provided by investing activities	$-	$-		$-	$-

Financing Activities:
Loan from shareholders	139	17,455	(717)	15,712	3,131
Loan to officer	(7,000)	-	(7,000)	-	(7,000)
Proceeds from issuance of common stock	5,000	291,500	-	261,500	440,500
Net cash provided by financing activities	$(1,861)	$308,955	$(7,717)	$277,212	$436,631

Effect of Exchange Rate on Cash	$-	$-	$-	$156	$207
Net increase (decrease) in cash and cash equivalents	$(88,865)	$306,561	$(36,771)	$276,561	$346,572
Cash and cash equivalents at beginning of the period	$435,437	$-	$383,343	$30,000	$-
Cash and cash equivalents at end of the period	$346,572	$306,561	$346,572	$306,561	$346,572

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock
subscription receivable - shareholder	$-	$149,000	$-	$149,000	$-

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

A & C United Agriculture Developing Inc., or the “Company,” is a Nevada corporation formed on February 7, 2011.  Our principal executive office is located at Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook IL 60523.  Tel: 630-288-2500.

The Company’s main business is the sales of vegetable seeds in all areas of the world, focusing initially on China.  We have sold $98,000 of these products.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2012, the company had cash and cash equivalents of $ 346,572.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of June 30, 2012, there were no fixed assets in the Company’s balance sheets.

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

Revenues

Revenues include sales of seeds in Asia, Europe, and North America.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

The Company had total revenue of $98,000 in the quarter ended at June 30, 2012.

Operating Expense

Operation expense consists of selling, general and administrative expenses.

For the nine months ended June 30, 2012 and the period from February 7, 2011 to June 30, 2011, there was a total of $ 93,042 and $ 36,861 operating expenses.

For the three months ended June 30, 2012 and 2011, there was a total of $ 34,923 and $ 35,257 operating expenses respectively.

For the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2012, there was a total of $ 130,585 operating expenses.

The Details were showed in Exhibit A.

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2012, total 30,210,000 shares were issued to officers and directors as follows:

Name	Title	Share QTY	Amount	Purchase Date	% of Common Share
Yidan Liu	President	15,000,000	$ 15,000	2/7/2011	43.54%
Jun Huang	Secretary	15,000,000	$ 15,000	2/7/2011	43.54%
Ross Rispens	Diretor	50,000	$ 5,000	5/31/2011	0.15%
Xinyu Wang	Diretor	10,000	$ 1,000	5/31/2011	0.03%
Manying Chen	Diretor	50,000	$ 5,000	5/31/2011	0.15%
Minhang Wei	Diretor	100,000	$ 10,000	5/31/2011	0.29%
Total		30,210,000	$ 51,000		87.69%

*Based upon total outstanding shares 34,449,495 as of June 30, 2012.

Loans to Officers

On April 2012, the Company advanced $ 7,000 to the officer, Yidan Liu, for operating, marketing activity.  As of June 30, 2012, there’s a $ 7,000 loans to the officer. The outstanding balance is due on demand and no agreement was signed.

Loans from Shareholders/Officers

As of June 30, 2012, the officers and directors Yidan Liu have advanced the amount of $ 3,131 to the Company for incorporating, operating, and setting up the Company. The outstanding balance is due on demand and no agreement was signed.

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

For the seeds sales transactions of April, 2012, the Company purchased the products from a vendor in Texas for the total cost of $ 92,000. For exporting the seeds, $ 131 of certificate fee were expensed.

Therefore, for the three months ended June 30, 2012, a total of $ 92,131 Cost of Goods Sold was recorded.

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

On June 30, 2011, 344,495 shares was issued to Michael Williams @ $0.1 per share for legal service value $ 34,450.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

There’s was no share issued at the period of October 2011 to June 2012.

Therefore, as of June 30, 2012, there was total of 34,449,495 shares issued and outstanding.

Stock Subscription Receivable - Shareholders

At June 30, 2011, the Company had receivable from its 113 shareholders aggregating $ 405,500 for the purchase of their Company common stock.

At September 30, 2011, the Company still had $ 5,000 stock subscription receivable from one shareholder, Ming Zhang.

In December 2011, the Company received the $ 5,000 from the shareholder, Ming Zhang.

All stock receivables were paid in full in December 2011.

Therefore, as of June 30, 2012, the Company had no outstanding balance for stock subscription receivable.

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

Exhibit A

		Period from			Cumulative from
	Nine Months Ended	February 7, 2011 (Date	Three Months Ended	Three Months Ended	February 7, 2011 (Date
	June 30	of Inception) To	June 30	June 30	of Inception) To
	2012	June 30, 2011	2012	2011	June 30, 2012
Expense
Bank Service Charges	158	95	57	95	428
License & Registration	1,879	1,275	1,305	-	3,154
Meals and Entertainment	151	67	150	67	218
Membership fee	505	-	505	-	505
Office Supplies	263	-	263	-	263
Postage and Delivery	38	-	38	-	68
Printing and Reproduction	11	124	-	124	136
Auto and Truck Expenses	19	14	19	14	33
Professional Fees
Accounting	25,000	-	-	-	25,000
Legal Fee	45,000	34,450	15,000	34,450	79,450
Transfer Agent fees	9,000	-	9,000	-	9,000
SEC & EDGAR Filling Fee	3,010	-	1,603	-	3,010
Professional Fees	82,010	34,450	25,603	34,450	116,460
Travel Expense		-		-	-
Air Tickets	4,657	-	4,657	-	4,657
Car Rental	463	-	463	-	463
Gas	202	-	202	-	202
Hotel Expense	1,040	-	1,040	-	1,040
Transportation expense	110	-	110	-	110
Travel Expense	6,472	-	6,473	-	6,472

Rent Expense	1,536	805	510	507	2,848
Total Expense	$93,042	$36,831	$34,923	$35,257	$130,585

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

Overview

A & C United Agriculture Developing Inc., or the Company, is a Nevada corporation formed on February 7, 2011. Our principal executive office is located at Oak Brook Pointe, Suite 500 and 700 Commerce Drive, Oak Brook IL 60523. Tel: 630-288- 2500.

We will become an international vertically integrated vegetable company from seed to table.  We intend to develop our business to include farm land selection, selling of vegetable seed for plants such as broccoli, squash, and cabbage; planting, growing, harvesting, processing and final product selling.

Our goal is to vertically integrate the vegetable production chain in China by applying the latest technologies and advanced management systems, American standard quality control practices with scalability and mechanization. Our focus is to build and enhance the entire vegetable production chain that complies local and global food safety requirements, year round, with two-way traceability and recall capability. We are focused on providing fresh quality products that are easy to use, delicious and nutritious without compromising quality or harming the environment.  We are also committed to investing in our planet’s future and the long-term health of our families and future generations.

During the fiscal quarter ended June 30, 2012, we continued the implementation of our business plan as follows:

●
Andy Liu, President, attended the 12th annual Overseas Chinese Pioneering and Developing Conference in Wuhan, Hubei province. This meeting was sponsored by Hubei Provincial government, Wuhan city government and Overseas Chinese Affairs Office of The State Council. During this conference, he had one-on-one discussion with eight local projects and visited one organic farm (about 100 acres) and one agriculture industrial park. He also met number of local government leads, experts and specialists of vegetable production.

●
We went to Fugou, Henan Province and met local government leaders. A&C and local government had signed agreement to rent 500 acre farmland for 15 years. The goal for this trip is to discuss what A&C's next steps are for this property, including discussing plans to build a crude processing plant (with cooling system and refrigerated storage unit) to provides raw materials for processing plants located in other places.  We have no definitive plan, time frame budget or financing for this project as of the date of this report.

●
We met a potential lead for operation and visited his plant. A&C is developing plans to import American production lines into the plant.  We have no definitive plan, time frame budget or financing for this project as of the date of this report.

During the next 12 months, we anticipate undertaking the following activities to continue the implementation of our business plan.

Event	Actions	Time	Total estimated cost
Set up Beijing office, Beijing, China	• Get all business documents (required by China government) certified and authenticated by Secretary of State (Illinois, Nevada) and Chinese Consulate (Chicago, San Francisco) • Register with Beijing Chaoyang Municipal Commission of Commerce • Register with Beijing Administration for Industry and Commerce • Register with Beijing Local Taxation Bureau • Register with State Administration of Foreign Exchange	By Dec 31st, 2012	$15,000
Set up Fugou office, Henan Province, China	• Get all business documents (required by China government) certified and authenticated by Secretary of State (Illinois, Nevada) and Chinese Consulate (Chicago, San Francisco) • Register with Zhoukou Municipal Commission of Commerce • Register with Zhoukou Administration for Industry and Commerce • Register with Zhoukou Local Taxation Bureau • Register with State Administration of Foreign Exchange	By Dec 31st, 2012	$15,000
Design Fugou Farm	Blue print of the plant and related infrastructures to be built in the field; Detailed Design and Budget;	By Oct 31st, 2012	$60,000
Seed sale to reach 400 kilograms accumulated total (or $400,000 revenue)	Continue China marketing; Continue trials at different locations in China;	By Dec 31st, 2012	$10,000
Seed sale to reach 800 kilograms accumulated total (or $800,000 revenue)	Continue China marketing; Continue trials at different locations in China;	By July 31st, 2013	$10,000

As described in “Liquidity and Capital Resources,” below, we currently have sufficient cash resources to fund all of these anticipated obligations.

As of June 30, 2012 we have generated $98,000 in revenue from the sale of vegetable seeds.

Results of Operations

For the fiscal quarter ended June 30, 2012 vs. June 30, 2011

Revenue

There was $ 98,000 seeds sales revenue for fiscal quarter ended June 30, 2012. And there was no sales revenue generated for fiscal quarter ended June 30, 2011.

Cost of Revenue

There was $ 92,131 cost of goods sold incurred for the fiscal quarter ended June 30, 2012, and there was no cost of good sold incurred for the fiscal quarter ended June 30, 2011.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarter ended June 30, 2012 and 2011, there was a total of $ 34,923 and $ 35,257 operating expenses respectively; the detail operating expenses showed as follows:

	Three Months Ended	Three Months Ended
	June 30	June 30
	2012	2011
Expense
Bank Service Charges	57	95
License & Registration	1,305	-
Meals and Entertainment	150	67
Membership fee	505	-
Office Supplies	263	-
Postage and Delivery	38	-
Printing and Reproduction	-	124
Auto and Truck Expenses	19	14
Professional Fees
Accounting	-	-
Legal Fee	15,000	34,450
Transfer Agent fees	9,000	-
SEC & EDGAR Filling Fee	1,603	-
Professional Fees	25,603	34,450
Travel Expense		-
Air Tickets	4,657	-
Car Rental	463	-
Gas	202	-
Hotel Expense	1,040	-
Transportation expense	110	-
Travel Expense	6,473	-
Rent Expense	510	507
Total Expense	$34,923	$35,257

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter ended June 30, 2012 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $ 29,054 and $ 32,257 for the fiscal quarter ended June 30, 2012 and 2011.

For the fiscal nine months ended June 30, 2012 vs. June 30, 2011

Revenue

There was $ 98,000 seeds sales revenue for nine months ended June 30, 2012.

There was no revenue generated for the nine months ended June 30, 2011.

Cost of Revenue

There was $ 92,131 cost of goods sold incurred for the nine months ended June 30, 2012,

There was no cost of goods sold incurred for the nine months ended June 30, 2011.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the nine months ended June 30, 2012, there was a total of $93,042 operating expenses; for the period February7, 2011 (date of inception) through June30, 2011, there was a total of $36,831 operating expenses; and for the cumulative period of February 7, 2011 (date of inception) through June 30, 2012, there was a total of $130,585, details as follows:

		Period from	Cumulative from
	Nine Months Ended	February 7, 2011 (Date	February 7, 2011 (Date
	June 30	of Inception) To	of Inception) To
	2012	June 30, 2011	June 30, 2012
Expense
Bank Service Charges	158	95	428
License & Registration	1,879	1,275	3,154
Meals and Entertainment	151	67	218
Membership fee	505	-	505
Office Supplies	263	-	263
Postage and Delivery	38	-	68
Printing and Reproduction	11	124	136
Auto and Truck Expenses	19	14	33
Professional Fees
Accounting	25,000	-	25,000
Legal Fee	45,000	34,450	79,450
Transfer Agent fees	9,000	-	9,000
SEC & EDGAR Filling Fee	3,010	-	3,010
Professional Fees	82,010	34,450	116,460
Travel Expense		-	-
Air Tickets	4,657	-	4,657
Car Rental	463	-	463
Gas	202	-	202
Hotel Expense	1,040	-	1,040
Transportation expense	110	-	110
Travel Expense	6,472	-	6,472

Rent Expense	1,536	805	2,848
Total Expense	$93,042	$36,831	$130,585

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the nine months ended June 30, 2012 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $87,173 for the nine months ended June 30, 2012; net losses of $36,831 for period from February 7 to June 30, 2011; and net losses of $124,716 for the cumulative period of February 7, 2011 (date of inception) through June 30, 2012.

Liquidity and Capital Resources

	At June 30	At June 30	At September 30
	2012	2011	2011

Current Ratio*	112.93	26.11	147.26
Cash	$346,572	$306,561	$435,437
Working Capital***	$350,441	$438,275	$437,614
Total Assets	$353,572	$455,730	$440,606
Total Liabilities	$3,131	$17,455	$2,992

Total Equity	$350,441	$438,275	$437,614

Total Debt/Equity**	0.01	0.04	0.01

*Current Ratio = Current Assets /Current Liabilities.

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $ 346,572 and $ 306,561 at June 30, 2012 and 2011 and the working capital of $ 350,441 and  $ 438,275 with liabilities of  $3,131 and $ 17,455.

As of July 1, 2012, we have $ 346,572 in cash. As shown in the Milestone Table above, we need a minimum of approximately $110,000 in funds to finance our business in the next 12 months. This amount does not include all our costs which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $75,000 annually. Accordingly, we estimate our total need for funds for operations in the next 12 months is $185,000. Accordingly, as we anticipate an average monthly burn rate of no more than $15,416 during the next 12 months, we believe we have sufficient cash available to fund all of our operational and SEC filing needs during the next 12 months.

In order to become profitable we may still need to secure additional debt or equity funding. We are preparing for our second private placement and our goal is to raise no less than one million dollars.  However, this offering may not occur, or if it occurs, may not raise the desired or required funding. We do not have any plans or specific agreements for new sources of funding except as set forth above or any planned material acquisitions.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/ Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2012, our disclosure controls and procedures are effective.

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

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

 (a)    Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2012.

(b)    Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2012.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

A & C United Agriculture Developing Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Yidan (Andy) Liu	August 7, 2012	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer, Principal Financial	August 7, 2012
Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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