Form 10-K
period 2012-09-30
A&C United Agriculture Developing Inc.
filed 2012-11-02
CIK 1539778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

SEC File No. 333-179082

A & C United Agriculture Developing Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-5159463
(State or other jurisdiction of incorporation or organization)	IRS I.D.

Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  630-288-2500.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The Registrant’s common stock did not trade on any market on March 31, 2012.  Based upon the most recent cash sale closest to March 31, 2012 of $.10 per share and 4,404,495 shares held by non-affiliates, this amount is $440,449.50.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that A & C United Agriculture Developing, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Flurida Group”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1.  Description of Business

Overview

A & C United Agriculture Developing Inc., or the Company, is a Nevada corporation formed on February 7, 2011. Our principal executive office is located at Oak Brook Pointe, Suite 500 and 700 Commerce Drive, Oak Brook IL 60523. Tel: 630-288- 2500.

A & C United Agriculture Developing Inc., a vertically integrated "seed to table" agriculture company is engaged in standardized vegetable seed-selecting, planting, growing, harvesting, cool chain transportation, processing and final product selling.

Andy Liu and Charlie Huang, our two founders, driven by the sense of mission and duty to provide safe, high-quality and affordable vegetable products in China for her current and future generations, formed the company in state of Nevada, USA at 2011.

The Company, in addition to its existing seeds export from U.S to China, will continue leveraging the resources obtained via strategic alliances in the future on both sides of the Pacific Ocean, and applying America’s advanced agriculture technologies and quality control/management practices to build and enhance the entire vegetable production chain in China that will also be utilizing large-scale, mechanization and standardization. As a food-safety oriented company, around the production chain, it will be building systems that support the two-way traceability and recall capability for its products to comply with and exceed local and global food safety requirements from field to supermarket, year round.

While the Company is focusing on providing safe, fresh quality products that are easy to use, appetizing and nutritious, it commits not to compromise quality or harm the environment and ecosystems.

Current and Future Planned Operational Activities

By 9/30/2012, we have made $258,000 seed sales in which $80,000 is considered un-earned revenue as we have not shipped the seed to our client.

We have also purchased $402,600 worth of seeds including $163,600 recorded as cost of good sold, and $239,000 as our inventory for future sales.

We are registering subsidiaries in Beijing and Fugou, Henan province, China. We have redone all the documents (notarized, certified and authenticated) in U.S and re-submitted them to China authorities.

We are working on the design of Fugou project and completed the draft blueprint of the field and manufacture area.

We are working with Misionero Vegetables, a private owned U.S company located in California, on the strategic partnership agreement. Although we currently have no formal agreement with Misionero Vegetables, we are hope to finalize an agreement before the end of 2012, although we cannot be certain that will occur. The president and vice president of Misionero Vegetables will visit China during November, 2012. We will be discussing our long term strategic partnership in depth and doing some market research.

Sales, Marketing and Distribution

We will sell vegetable seeds to customers and end users that are located throughout most provinces of China. We will select and test various types of seeds for different weather types at different locations. We believe that higher germination rate, high yielding, stability, relatively shorter maturity are the main criteria for most of the customers and end users.  We intend to offer and sell only seeds that have not been genetically modified. GMO stands for genetically modified organism and is an organism whose genetic material has been altered using genetic engineering techniques. GMO vegetable seeds are not allowed to be sold in China.  We do not have written contracts with these customers and end users.

We primarily will sell our seed through to-be-developed our network of distributors and dealers and brokers in China. We do not currently have or expect to have in the future formal distribution agreements with our distributors, but instead, will operate on the basis of purchase orders and invoices. The price, terms of sale, trade credit and payment terms are negotiated on a customer-by-customer basis. Our arrangements with our distributors will not include a right of return. Typical terms for customers require payment in full within 60 days of the date of shipment. In certain cases such as supply shortage, sales to our dealers will be paid in advance. Our credit policies will be determined based upon the long-term nature of the relationship with our customers and end users. Credit limits will be established for individual customers based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable.

We believe that selling through dealers and distributors will enable us to reach growers in areas where there are geographic or other constraints on direct sales efforts. We will select dealers and distributors based on shared vision, technical expertise, local market knowledge and financial stability. We will limit the number of dealers with whom we have relationships in any particular area. In addition, we believe that we will build dealer/distributor loyalty through an emphasis on service, access to breeders, ongoing training and promotional material support.

We believe that our best marketing tool is the word of mouth. We plan to participate national seed shows in China several times a year to networking and social marketing.

Supply and Trial Cycle

Based upon management’s experience in the industry, we believe there is an adequate supply in the United States of the types of vegetable seeds we intend to sell in China.  We believe that with advanced technology and mature global seed accessibility, U.S seed companies can provide us with the varieties Chinese end users are looking for. We are focused on finding the right varieties. We first will collect specifications from Chinese end users, then we will match them with the varieties available in the U.S. We will ask suppliers for samples or sometimes will purchase small amount of seeds.  We will then try them in various locations in China at different planting seasons.

We have identified most of the farms for potential trials from farms our management has worked with or are targeting for initial seed trials through the trial businesses run by our management. We believe based upon our experience that we will not encounter any significant obstacles in getting theses farms to test our seeds. These farms have their own trial areas side by side with their production farm land. We intend to sell them our new varieties of seeds to plant in the trial areas next to the areas where they grow their vegetables with their existing seed varieties. We believe this type of trial process will not significantly impact these farms current production, as it will be using a small test area next to where they have traditionally grown their vegetables, and provide the best test results since our seeds will be used to grow vegetables in the same location and conditions as their existing vegetable production. The challenge we have is that not all the varieties we may initially select will prove to work as well as we believed in China. The trial cycle can be over a year in some cases.

We do not anticipate offering any material right of return on our product although we may reimburse buyers on a case-by-case basis if seeds we sell do not perform well for a particular grower through no fault of the grower.

Seasonality

Sale of vegetable seed is affected by seasonal planting patterns of farmers in the geographical areas in China which our seed varieties will be sold. We believe that our sales and earnings performance in North China typically will be the strongest in the autumn and South China in spring. We believe that our working capital requirements will be typically greatest in our second and third fiscal quarters since payments to growers are largely deferred until this time. We believe that our trade receivables will be at a low point in August and increase through the selling season to peak at the end of the second fiscal quarter.

Customers

We are currently selling our seeds to wholesalers in China.

Our Competition and Our Market Position

Competition in the vegetable seed industry in China and internationally is intense. We will face direct competition by other seed companies, including small family-owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies, many of which have substantially greater resources than we do. We will initially be a small competitor in the market.

Our principal larger competitors will be Monsanto, Syngenta, Limagrain, Bejo, China National Seed Group Co., Ltd. We intend to compete with these larger competitors be offering more flexibility and quicker turnaround time when potential customers or distributors are asking for new seed varieties. There are about 50-60 small to mid-size local Chinese companies that are also importing foreign seeds with which we will also compete. We intend to use our management research on the American seed supplier market and contacts we have made with the American supplier market in connection with the two trial businesses they established as described above in competing with these competitors, although this may not give us any competitive advantage over our competitors.

However, many of our existing and potential competitors have substantially greater research and product development capabilities and financial, marketing and human resources than we do. As a result, these competitors may:

·	succeed in developing products that are equal to or superior to our products or potential products or that achieve greater market acceptance than our products or potential products;

·	devote greater resources to developing, marketing or selling their products;

·	respond more quickly to new or emerging technologies or scientific advances which could render our products or potential products obsolete or less preferable;

·	obtain patents that block or otherwise inhibit our ability to develop and commercialize potential products we might otherwise develop;

·	withstand price competition more successfully than we can;

·	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our customers or prospective customers; and

·	take advantage of acquisition or other opportunities more readily than we can.

Environmental and Regulatory Matters

Our agricultural operations are subject to a broad range of evolving environmental laws and regulations. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act.  These environmental laws and regulations are intended to address concerns related to air quality, storm water discharge and management and disposal of agricultural chemicals relating to seed treatment both for domestic and overseas varieties.

Compliance with these laws and related regulations is an ongoing process that is not expected to have a material effect on our capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by us, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of agricultural chemicals, could result in increased compliance costs.

We also are subject to the Federal Seed Act (the "FSA"), which regulates the interstate shipment of agricultural and vegetable seed. The FSA requires that seed shipped in interstate commerce be labeled with information that allows seed buyers to make informed choices and mandates that seed labeling information and advertisements pertaining to seed must be truthful. The FSA also helps promote uniformity among state laws and fair competition within the seed industry.

Internationally, we are subject to various government laws and regulations (including the U.S. Foreign Corrupt Practices Act and similar non-U.S. laws and regulations) and local government regulations. To help ensure compliance with these laws and regulations, we have adopted specific risk management and compliance practices and policies, including a specific policy addressing the U.S. Foreign Corrupt Practices Act.

We are also subject to numerous other laws and regulations applicable to businesses operating in China, including, without limitation, health and safety regulations. Specifically, vegetable seeds are allowed with to be imported from the U.S. into China with no Chinese taxes under an application process. For each import transaction, we need to submit the import/export application form that contains seed quantity and its Latin term to China Agriculture Department. If the seeds are not on a prohibited list, then the approval is granted. The procedure involves the following steps:

·
First, submit the import/export application form that contains seed quantity and its Latin term to China Agriculture Department. If the seeds are not on a prohibited list, then the approval is granted.  We anticipate this will take approximately two weeks.

·
Second, Once we get the approval from the China Agriculture Department, we submit our request to a sub-department within China Agriculture Department to get the phytosanitary request, on which they will list all the diseases China does not allow that might come with this variety we are importing.   We anticipate this will take approximately two weeks.

·
Third, Once we get the list of diseases, we will send it to the seed supplier located in U.S., and the supplier will provide the phytosanitary certificate with the seed to indicate the seed does not contain any of the diseases listed in the phytosanitary request from China. We anticipate this will take approximately two weeks.

·	Finally, the original phytosanitary certificate will be sent with the seeds when we ship the seeds to the importer in China. An electronic copy will be sent to the importer as an advance notice.

We believe the average total time it will take to secure all required permits for import of our seeds is five weeks. If we do not secure these required permits from the China Agriculture Department for each of our seed import transactions, we would not be able to import the seeds subject to that request or fill the related customers or distributors orders.

Research and Development

We have not incurred research and development expenses in the last two fiscal years.

Our Intellectual Property

We have no intellectual property.

Our Employees

Our only employees are our management. We have no collective bargaining agreement with our employees. We consider our relationship with our employees to be excellent.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2.   Description of Property

Our business office address is Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook IL 60523.

●	Name of Landlord: Regus

●	Term of Lease: 2/24/2011 to 2/29/2013

●	Monthly Rental: $169

The property is adequate for our current needs.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4.   Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “ACUG”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

September 30, 2012	$0.25	$0.05

* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. Each holder of our Series A preferred stock is entitled to a 10% per annum cumulative dividend.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Item 6.   Selected Consolidated Financial Data

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

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

A & C United Agriculture Developing Inc., a vertically integrated "seed to table" agriculture company is engaged in standardized vegetable seed-selecting, planting, growing, harvesting, cool chain transportation, processing and final product selling.

Andy Liu and Charlie Huang, our two founders, driven by the sense of mission and duty to provide safe, high-quality and affordable vegetable products in China for her current and future generations, formed the company in state of Nevada, USA at 2011.

The Company, in addition to its existing seeds export from U.S to China, will continue leveraging the resources obtained via strategic alliances in the future on both sides of the Pacific Ocean, and applying America’s advanced agriculture technologies and quality control/management practices to build and enhance the entire vegetable production chain in China that will also be utilizing large-scale, mechanization and standardization. As a food-safety oriented company, around the production chain, it will be building systems that support the two-way traceability and recall capability for its products to comply with and exceed local and global food safety requirements from field to supermarket, year round.

While the Company is focusing on providing safe, fresh quality products that are easy to use, appetizing and nutritious, it commits not to compromise quality or harm the environment and ecosystems.

Current and Future Planned Operational Activities

By 9/30/2012, we have made $258,000 seed sales in which $80,000 is considered un-earned revenue as we have not shipped the seed to our client.

We have also purchased $402,600 worth of seeds including $163,600 recorded as cost of good sold, and $239,000 as our inventory for future sales.

We are registering subsidiaries in Beijing and Fugou, Henan province, China. We have redone all the documents (notarized, certified and authenticated) in U.S and re-submitted them to China authorities.

We are working on the design of Fugou project and completed the draft blueprint of the field and manufacture area.

We are working with Misionero Vegetables, a private owned U.S company located in California, on the strategic partnership agreement. Although we currently have no formal agreement with Misionero Vegetables, we are hope to finalize an agreement before the end of 2012, although we cannot be certain that will occur. The president and vice president of Misionero Vegetables will visit China during November, 2012. We will be discussing our long term strategic partnership in depth and doing some market research.

During the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions:

Milestone Table

Event	Actions	Time	Total estimated cost

Register Beijing Subsidiary Register Fugou Subsidiary, Henan	Register Beijing Subsidiary Register Fugou Subsidiary	By Mar 31st, 2013	$25,000
Generate $200,000 from seed sale in 4th Quarter, 2012	Market	By Dec 31st, 2012	$2,000
Generate $750,000 from seed sale from Jan 1st to Sep 30th, 2013	Market	By Sep 30th, 2013	$5,000
Sign final strategic partnership agreement with Misionero Vegetables	Finalize term sheet Review by attorney	By Dec 31st, 2012	$5,000
Misionero Vegetables management to visit China	Market research, Fugou Design	By Dec 31st, 2012	$2,000
Fugou Project Opening Ceremony	Hold ceremony in Fugou, Henan province China Networking with local and upper level government resources	By Nov 30st, 2012	$10,000

As described in “Liquidity and Capital Resources,” below, we currently have sufficient cash resources to fund all of these anticipated obligations.

Results of Operations

For the fiscal year ended September 30, 2012 vs. 2011

Revenue

There was $178,000 and $0.00 revenue generated for the fiscal year ended September 30, 2012 and 2011.

Cost of Revenue

There was $165,645 and $0.00 cost of goods sold incurred for the fiscal year ended September 30, 2012 and 2011 respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

 For the year ended September 30, 2012 and 2011, there was a total of $129,664 and $37,543 operating expenses respectively. $111,463 out of the total $129,664 was professional service fee due to company listing.  We are expecting the professional service fee to go down to about $75,000 annually.

For the cumulative period from February 7, 2011 (Date of Inception) to September 30, 2012, there was a total of $167,207 operating expenses.

			Cumulative from
	Year Ended	Year Ended	February 7, 2011 (Date of Inception) To
	September 30	September 30	September 30,
	2012	2011	2012
Operating Expense
Bank Service Charges	232	270	502
Auto and Truck Expenses	70	14	84
License & Registration	3,409	1,275	4,684
Meals and Entertainment	206	68	274
Membership fee	505	-	505
Office Supplies	334	-	334
Postage and Delivery	121	30	151
Printing and Reproduction	11	124	135
Software	320	-	320
Professional Fees
Accounting	25,000	-	25,000
Consulting fees	22,500	-	22,500
Legal Fee	59,000	34,450	93,450
Transfer Agent fees	390	-	390
SEC & EDGAR Filling Fee	4,573	-	4,573
Professional Fees	111,463	34,450	145,913
Travel Expense
Air Tickets	7,629	-	7,629
Car Rental	762	-	762
Gas	433	-	433
Hotel Expense	1,906	-	1,906
Transportation expense	219	-	219
Travel Expense	10,949	-	10,949
Rent Expense	2,044	1,312	3,356
Total Operating Expense	$129,664	$37,543	$167,207

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal year ended September 30, 2012 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $117,317 and $37,543 for the fiscal year ended September 30, 2012 and 2011, and net losses of $154,860 for period from February 7 to September 30, 2012.

Liquidity and Capital Resources

	At September 30	At September 30
	2012	2011

Current Ratio*	5.36	147.26
Cash	$181,879	$435,437
Working Capital***	$355,297	$437,614
Total Assets	$436,879	$440,606
Total Liabilities	$81,582	$2,992

Total Equity**	$355,297	$437,614

Total Debt/Equity	0.23	0.01

_______
*Current Ratio = Current Assets /Current Liabilities.
** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.
*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $181,879 and $435,437 at year ended September 30, 2012 and 2011 and the working capital of $355,297 and $437,614 with liabilities of $81,582 and $2,992.

As of October 1, 2012, we have $181,879 in cash. As shown in the Milestone Table above, we need a minimum of approximately $49,000 in funds to finance our business in the next 12 months. This amount does not include all our costs which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $75,000 annually. Accordingly, we estimate our total need for funds for operations in the next 12 months is $124,000. Accordingly, as we anticipate an average monthly burn rate of no more than $10,333 during the next 12 months, we believe we have sufficient cash available to fund all of our operational and SEC filing needs during the next 12 months.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements

A & C United Agriculture Developing Inc

 (A Development Stage Enterprise)

Audited Financial Statements

As of September 30 2012 and 2011

Independent Registered Public Accounting Firm’s Auditor’s Report on the Financial Statements

Board of Directors and Shareholders of A & C United Agriculture Developing Inc

We have audited the accompanying balance sheets of A & C United Agriculture Developing Inc as of September 30, 2012, and the related statements of loss, shareholders’ equity, and cash flows for the year ended September 30, 2012, and for the cumulative period from February 7, 2011 (date of inception) through September 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A & C United Agriculture Developing Inc. as of September 30, 2012, and the results of its operations and their cash flows for the year ended September 30, 2012, and for the cumulative period February 7, 2011 (date of inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E to the financial statements, the Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd. Chicago, IL

October 29, 2012

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET

	September 30	September 30
	2012	2011
ASSETS	(Audited)	(Audited)
Current assets:
Cash and cash equivalents	$181,879	$435,437
Accounts receivable, net	-	-
Inventory	239,000	-
Total Current Assets	$420,879	$435,437

Other current assets:
Prepaid expense	16,000	169
Stock subscription receivable	-	5,000
Total Other Current Assets	$16,000	$5,169

TOTAL ASSETS	$436,879	$440,606

LIABILITIES & EQUITY
Current liabilities:
Account payable	$551	$-
Credit card payable	1,031	-
Total current liabilities	$1,582	$-

Other current liabilities:
Loan from shareholders	-	2,992
Unearned revenue	80,000	-
Total other current liabilities	$80,000	$2,992

Total liabilities	$81,582	$2,992

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
34,624,495 shares issued and outstanding.	$475,325	$440,500
Paid-in capital	34,625	34,450
Deficit accumulated during the development stage	(154,860)	(37,543)
Accumulated other comprehensive income (loss)	207	207

Total stockholders' equity	$355,297	$437,614
TOTAL LIABILITIES & EQUITY	$436,879	$440,606

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

			Cumulative from
	Year Ended	Year Ended	February 7, 2011 (Date of Inception)
	September 30	September 30	Through
	2012	2011	September 30, 2012
	(Audited)	(Audited)	(Audited)

Revenues	$178,000	$-	$178,000
Cost of Goods Sold	$165,645	$-	$165,645
Gross Profit	$12,355	$-	$12,355
Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	$129,664	$37,543	$167,207

Depreciation and amortization expenses	$-	$-	$-
Total Operating Expenses	$129,664	$37,543	$167,207

Operating Loss	$(117,309)	$(37,543)	$(154,852)

Investment income, net	$-	$-	$-
Interest Expense, net	$8	$-	$8
Loss before income taxes	$(117,317)	$(37,543)	$(154,860)
Income (loss) tax expense	$-	$-	$-
Net loss	$(117,317)	$(37,543)	$(154,860)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$-	$207	$207
Other comprehensive income (loss)	$-	$207	$207
Comprehensive Income (Loss)	$(117,317)	$(37,336)	$(154,653)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through September 30, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks
to shareholders @0.001 per
share on February 7, 2011	30,000,000	$30,000	$-			$30,000

Issuance of common stocks
to shareholders @0.1 per
share on May 31, 2011	4,449,495	$4,450	$440,500			$444,950

Adjustment for Exchange
rate changes					$207	$207

Net loss for the year
ended September 30, 2011				$(37,543)		$(37,543)
Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Issuance of common stocks
to Michael Williams @0.2
per share on July 16, 2012	150,000	$150	$29,850			$30,000

Issuance of common stocks
to Pivo Associates Inc @0.2
per share on July 20, 2012	25,000	$25	$4,975			$5,000

Adjustment for currency rate exchange					$-	$-

Net loss for the period
ended September 30, 2012				$(117,317)		$(117,317)
Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

			Cumulative from
			February 7, 2011 (Date of Inception)
	Year Ended September 30	Year Ended September 30	Through September 30,
	2012	2011	2012
	(Audited)	(Audited)	(Audited)
Operating Activities:
Net loss	$(117,317)	$(37,543)	$(154,860)
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	30,000	34,450	64,450
Non-cash portion of share based consulting fee expense	5,000	-	5,000
Inventory	(239,000)	-	(239,000)
Prepaid expense	(15,831)	(169)	(16,000)
Account payable	551	-	551
Credit card payable	1,031	-	1,031
Unearned revenue	80,000	-	80,000
Net cash provided by operating activities	$(255,566)	$(3,262)	$(258,828)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Loan from shareholders	$(2,992)	$2,992	$-
Proceeds from issuance of common stock	5,000	435,500	$440,500
Net cash provided by financing activities	$2,008	$438,492	$440,500

Effect of Exchange Rate on Cash	$-	$207	$207
Net increase (decrease) in cash and cash equivalents	$(253,558)	$435,437	$181,879
Cash and cash equivalents at beginning of the year	$435,437	$-	$-
Cash and cash equivalents at end of year	$181,879	$435,437	$181,879

Supplemental schedule of non-cash investing and financing activities:
Stock Subscription Receivable	$-	$5,000	$-

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

A & C United Agriculture Developing Inc., or the “Company,” is a Nevada corporation formed on February 7, 2011.  Our principal executive office is located at Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook IL 60523.  Tel: 630-288-2500.

A & C United Agriculture Developing Inc., a vertically integrated "seed to table" agriculture company is engaged in standardized vegetable seed-selecting, planting, growing, harvesting, cool chain transportation, processing and final product selling.

Andy Liu and Charlie Huang, our two founders, driven by the sense of mission and duty to provide safe, high-quality and affordable vegetable products in China for her current and future generations, formed the company in state of Nevada, USA at 2011.

The Company, in addition to its existing seeds export from U.S to China, will continue leveraging the resources obtained via strategic alliances in the future on both sides of the Pacific Ocean, and applying America’s advanced agriculture technologies and quality control/ management practices to build and enhance the entire vegetable production chain in China that will also be utilizing large-scale, mechanization and standardization. As a food-safety oriented company, around the production chain, it will be building systems that support the two-way traceability and recall capability for its products to comply with and exceed local and global food safety requirements from field to supermarket, year round.

While the Company is focusing on providing safe, fresh quality products that are easy to use, appetizing and nutritious, it commits not to compromise quality or harm the environment and ecosystems.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) ASC 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to establishing a new business and for which either of the following conditions exists: planned principal operations have not commenced; or the planned principal operations have commenced, and rising of capital and attempting to raise sales.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of September 30, 2012 and 2011, the company had cash and cash equivalents of $181,879 and $435,437 respectively.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of September 30, 2012, there were no fixed assets in the Company’s balance sheets.

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

On June 30, 2011, 344,495 shares was issued to Michael Williams @ $0.1 per share for legal service value $34,450.

On July 16, 2012, 150,000 shares were issued to Michael Williams for legal services of $30,000 at $0.20 per share.

On June 20, 2012, 25,000 shares were issued to Pivo Associates for services of $5,000 at $0.20 per share.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Leases

The Company entered into a lease for its corporate offices in under terms of non-cancelable operating leases. The lease term is from February 24, 2011 through February 29, 2013 and requires a $169 monthly lease payment, and this office is located at 700 Commerce Drive, STE 500, Oak Brook IL 60523, USA.

Prepaid Expense

The Company prepaid $16,000 legal service fee to Michael William as of September 30, 2012.

Inventory

The inventory was valued at cost of purchase from US suppliers. As of September 30 2012, the Company have inventory of vegetable seeds of $239,000.

Unearned Revenue

The Company has $80,000 unearned revenue from the customer Beijing Olive Seed Scientific Co., Ltd for the sale has not delivered or completed as of September 30 2012.

Revenue Recognition

In accordance with the FASB Accounting Standards Codification (ASC) 605-15-25 “Revenue Recognition for Sales of Product”, the Company recognizes revenue when it is realized or realizable and earned.  The revenue from the product sales transaction shall be recognized at time of sale if the following conditions are met:

•	The seller’s price to the buyer is substantially fixed or determinable at the date of sale.
•	The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product.
•	The buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product.
•	The buyer acquiring the product for resale has economic substance apart from that provided by the seller.
•	The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer.
•	The amount of future returns can be reasonably estimated.

Revenues include sales of seeds in Asia, Europe, and North America.

The Company had total revenue of $178,000 for the period of October 1, 2011 to September 30, 2012.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, U.S seed companies. Based upon management’s experience in the industry, we believe vegetable seeds supply in United State for the varieties we intend to sell is plenty. We believe that with advanced technology and mature global seed accessibility, U.S seed companies can provide the varieties Chinese end users are looking for. We are focused on finding the right variety. We first will collect specifications from Chinese end users, then we will match them with the variety here. We ask samples or sometimes we purchase small amount of seed.  We will then try them in various locations in China at different planting season. The challenge we have is that not all the varieties we may initially select will prove to work in China. The trial cycle can be over a year in some cases.

We do not anticipate offering any material right of return on our product although we may reimburse buyers on a case-by-case basis if seed which passed our trials does not perform well for a particular grower through no fault of the grower.

From the period of October 1, 2011 to September 30, 2012, the Company purchase $402,600 vegetable seeds from US suppliers, and a cost amount of $163,600 have been sold to China; and the less of the $239,000 was stored as the inventory of the Company as of September 30, 2012.

For the fiscal year ended September 30, 2012, the Company had $356 certificate fee and $1,689 freight cost.

As a result, a total of $165,645 cost of good sold was recorded for the period of October 1, 2011 to September 30, 2012.

Operating Expense

Operation expense consists of selling, general and administrative expenses.

For the year ended September 30, 2012 and 2011, there was a total of $129,664 and $37,543 operating expenses respectively.

For the cumulative period from February 7, 2011 (Date of Inception) to September 30, 2012, there was a total of $167,207 operating expenses.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Shareholders/Officers

Since the date of Company’s inception on February 7, 2011, the officers and directors Yidan Liu have advanced the amount of $6,609 to the Company for incorporating and operating the Company. The outstanding balance was pay back in full to Yidan Liu on May 2012.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2011, total 30,210,000 shares were issued to officers and directors as follows:

Name	Title	Share QTY	Amount	Purchase Date	% of Common Share
Jun Huang	President	15,000,000	$15,000	2/7/2011	43.54%
Yidan Liu	Secretary, CFO	15,000,000	$15,000	2/7/2011	43.54%
Ross Rispens	Director	50,000	$5,000	5/31/2011	0.15%
Xinyu Wang	Director	10,000	$1,000	5/31/2011	0.03%
Manying Chen	Director	50,000	$5,000	5/31/2011	0.15%
Minhang Wei	Director	100,000	$10,000	5/31/2011	0.29%
Total		30,210,000	$51,000		87.69%

*Based upon total outstanding shares 34,449,495 as of September 30, 2011.

As of September 30, 2012, total 30,210,000 shares were issued to officers and directors as follows:

Name	Title	Share QTY	Amount	Purchase Date	% of Common Share
Jun Huang	President	15,000,000	$15,000	2/7/2011	43.32%
Yidan Liu	Secretary, CFO	15,000,000	$15,000	2/7/2011	43.32%
Ross Rispens	Director	50,000	$5,000	5/31/2011	0.14%
Xinyu Wang	Director	10,000	$1,000	5/31/2011	0.03%
Manying Chen	Director	50,000	$5,000	5/31/2011	0.14%
Minhang Wei	Director	100,000	$10,000	5/31/2011	0.29%
Total		30,210,000	$51,000		87.25%

*Based upon total outstanding shares 34,624,495 as of September 30, 2012.

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

On May 31, 2011, additional 4,105,000 shares were issued to 113 shareholders at price of $0.1 per share or $410,500 common stock.

On June 30, 2011, 344,495 shares was issued to Michael Williams @ $0.1 per share for legal service value $34,450.

On July 16, 2012, 150,000 shares was issued to Michael Williams @ $0.2 per share for legal service value $30,000.

On July 20, 2012, 25,000 shares were issued to Pivo Associate Inc @ $0.2 per share for consulting service value $5,000.

Therefore, as of September 30, 2012, there was total of 34,624,495 shares issued and outstanding.

Stock Subscription Receivable - Shareholders

At June 30, 2011, the Company had receivable from its 113 shareholders aggregating $405,500 for the purchase of their Company common stock.

As of September 30, 2011, the Company still had $5,000 stock subscription receivable from one shareholder, Ming Zhang.

 In December 2011, the Company received the $5,000 from the shareholder, Ming Zhang.

All stock receivables were subsequently paid in full in December 2011.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE E – GOING CONCERN

The Company is currently in the development stage and their activities consist solely of corporate formation, raising capital, and attempting to sell products to generate revenues.

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

As of September 30, 2012 the cash and cash equivalent balance was $181,879 and there is cumulative loss of $154,860 for the cumulative period from February 7, 2011 (Date of Inception) to September 30, 2012.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A

			Cumulative from
			February 7, 2011 (Date
	Year Ended September 30	Year Ended September 30	of Inception) To September 30,
	2012	2011	2012
Operating Expense
Bank Service Charges	232	270	502
Auto and Truck Expenses	70	14	84
License & Registration	3,409	1,275	4,684
Meals and Entertainment	206	68	274
Membership fee	505	-	505
Office Supplies	334	-	334
Postage and Delivery	121	30	151
Printing and Reproduction	11	124	135
Software	320	-	320
Professional Fees
Accounting	25,000	-	25,000
Consulting fees	22,500	-	22,500
Legal Fee	59,000	34,450	93,450
Transfer Agent fees	390	-	390
SEC & EDGAR Filling Fee	4,573	-	4,573
Professional Fees	111,463	34,450	145,913
Travel Expense
Air Tickets	7,629	-	7,629
Car Rental	762	-	762
Gas	433	-	433
Hotel Expense	1,906	-	1,906
Transportation expense	219	-	219
Travel Expense	10,949	-	10,949
Rent Expense	2,044	1,312	3,356
Total Operating Expense	$129,664	$37,543	$167,207

Item 9.  Changes In and Disagreements With  Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/ Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based upon such evaluation, the Chief Executive Officer/ Chief Financial Officer has concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2012.

Management’s Report on Internal Control Over Financial Reporting

Not required as we are a Section 15(d) reporting company at the end of this fiscal year.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Yidan (Andy) Liu	43	Founder, Director and President/Treasurer
Jun (Charlie) Huang	45	Founder, Director and Secretary
Ross Rispens	54	Director
Manying Chen	48	Director
Minhang Wei	41	Director
Xinyu Wang	45	Director

Yidan (Andy) Liu, age 43, has been our Founder, Director and Secretary/Treasurer since inception and on June 20, 2012 became our President, resigning his position as Secretary.  November 2006 to date, he started as a SAP consultant and in 2010 got promoted to a Manager at Accenture, a Management consulting, technology services and outsourcing company.  He started his own company, America Brilliance Corp, in 2008, initially focusing on the offer and sale of seeds in China to test the concept of our business plan, and later adding the sale of medical equipment in China. To avoid conflicts of interest, he plans to terminate the part of this business involved in the offer and sale of seeds if and when our securities are qualified for quotation on the OTCBB,  leaving America Brilliance Corp. solely involved in the medical products business which will be operated solely by his wife and closed entirely by the end of 2012. From May 1998 to November 2006, he was Software Engineer with Ryerson, a steel service company.  He has a Computer Science Master Degree, Loyola University Chicago, IL May, 1998 and a Mathematics Bachelor Degree, Capital Normal University, Beijing, China, May, 1991.   Mr. Liu brings to the Board a deep solid understanding about both Chinese and American culture and value systems and a knowledge of the business of offering and selling seeds in China and the establishment of related import/export supply chain for these seed sales. This experience will provide the company specific knowledge of the sale of our products and a comprehensive view and a bridge between West and East when making strategic plans or doing day-to-day business.

Jun (Charlie) Huang has been our Founder and President since inception and on June 20 became our Secretary, resigning his position as President. March 2002 to date, owner, general manager of Beijing Shenghuadefeng seeds company.  To avoid conflicts of interest, he plans to terminate all involvement in this business once our securities are qualified for quotation on the OTCBB.  From January 1996 to February 2002, he has been department manager of Eastern Flower import/export company in the seed business. From September 1991 to December 1995, he was CFO of Beijing Phosphate Company (renamed to Beijing Agricultural Material Supply Station).  He obtained Certificate of Agronomist issued by China Agriculture Department at 1993. In August 1991, he obtained his bachelor degree of Agriculture Economy Management from Agriculture Economy department in Beijing Agricultural College. He brings to the Board his significant direct agriculture related experience as well as his network of contacts and relationships with customers and secondary dealers across China as well as U.S suppliers and growers.

Ross Rispens has been a Director since inception.  He is vice president of Rispens Seeds Inc which he joined in June 1976 after he graduated from high school. He brings to the Board his His over 35 years experience in the industry and reputation from himself and his family owned company as well as his network of contacts and knowledge of the U.S. side of our business.

Manying Chen has been a Director since inception.  He is general manager of Xi’an SunnySeeds Co. Ltd, Xi’an China in charge of vegetable seed breeding projects from 2001 to date. He has been also working at Xi’an Agriculture Technology Promotion Center charged in promoting new technologies since 2009. From 1988 to 2001, as vice director of Xi’an Academy of Vegetable Sciences, he focused on research and development department. He received master degree from Horticulture Department, Northwestern University of Agriculture in 1988. He also studied in Japan International Cooperation Agency from March to August 1997. He also studied in College of Agriculture, University of Peradeniya, Sri Lanka. He has received numerous awards in China his major research achievements and involvement in vegetable seed breeding, cultivation and new technology promotion field, as follows:

1. Xi’an governmental project: “Chinese Cabbage Production Stability”. Named Forerunner individual by Xi’an City Government.

2. Shaanxi Province Agriculture Extension Station funded project: “None-manual heated type green house construction and extension” which got the 3rd place quality prize of Xi’an government.

3. Took the charge of Shaanxi Province Department of Science and Technology funded project “Male Sterilization Utility in the Breeding of Pepper”

4. In charge of Xi’an bureau of Science and Technology funded project “New Variety Breeding and Extension of Green Eggplant”. Got No. 3 quality prize of Xi’an government

5. In charge of Xi’an bureau of Science and Technology funded project “New Variety Breeding of Pink Mini Tomato with None-Heat-Sensitive Nematode Resistant”

6. Engaged in Xi’an bureau of Science and Technology funded project “High Efficiency Variety Introduction of Solanum”

He brings to the Board his significant expertise in our industry in China and will help us develop our China market and our brand name in China.

Minhang Wei has been a Director since inception.  He graduated from College of Agriculture, University of Guangxi at July 1997.  From July 1997 to August 1998, he was Manager of Wuming County, Taiping government.  From September 1998 to October 2002, he was manager of Guangxi Seeds Company. In November 2002, he started Nanning Saifeng Seeds Company and worked there until November 2004. In November 2004, he started Guangxi Yahang Agriculture Technology Co. Ltd. and worked there until January 1911. In February 2011, he started Nanning Guishu Horticulture Technology Company and worked there until today. He had started multiple agriculture related companies and also involved in acquisitions. He brings to the Board his significant expertise in our industry in China and will help us develop our China market and our brand name in China.

Xinyu Wang has been a Director since inception.  He has been China Marketing and Business Manager with Hazera Genetics LTD since October 2001. From August 1997 to October 2001, he was  the chief representative of marketing team with United Beijing office of Hazera Genetics LTD and Haifa Chemicals LTD, both are Israel-based global companies.  He brings to the board his significant management expertise with global companies, in marketing & sales, technical support, project development, distribution management, business development and overall administration management roles in seed and chemicals industry.

Our secretary  Jun (Charlie) Huang and president/treasurer Yidan (Andy) Liu are devoting all their time to our business.

There are no family relationships between or among our officers and directors.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),


Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,


Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.


Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

We have not paid any compensation to our two executive officers and we have no agreements or understandings, written or oral, to pay them compensation.

However, our two executive officers have agreed that they will not receive any salary or benefits unless they reasonably believe we have or will have sufficient net income or other cash resources to fund our operating needs for the subsequent 12 months and then only as the entire Board of Directors decides.

Board of Directors

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yidan (Andy) Liu	0	0	0	0	0	0	0
Jun (Charlie) Huang	0	0	0	0	0	0	0
Ross Rispens	0	0	0	0	0	0	0
MinHang Wei	0	0	0	0	0	0	0
ManYing Chen	0	0	0	0	0	0	0
XinYu Wang	0	0	0	0	0	0	0

We have no compensation arrangements (such as fees for retainer, committee service, service as founder and secretary/treasurer of the board or a committee, and meeting attendance) with directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The business address of the shareholders is Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook IL 60523.

Name	Number of Shares of Common stock	Percentage

Yidan (Andy) Liu [1]	15,010,000	43.35%

Jiwen Zhang [1]	15,010,000	43.35%

Jun (Charlie) Huang	15,000,000	43.32%

Ross Rispens	50,000	0.14%

MinHang Wei	100,000	0.29%

ManYing Chen	50,000	0.14%

XinYu Wang	10,000	0.03%

All executive officers and directors as a group [6 persons]	30,220,000	87.28%

[1]  Includes 10,000 shares owned by Jiwen Zhang, wife of Mr. Liu.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 34,624,495 shares of common stock outstanding as of November 2, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended September 30, 2012 and 2011.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2012 and 2011.

	2011	2012

Audit Fees	$25,000	$25,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$25,000	$25,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits
ADD ANY NEW EXHIBITS FOR PROPERTY LEASES OR OTHER MATERIAL AGREEMENTS AS NECESSARY

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A & C United Agriculture Developing, Inc., a Nevada corporation

A & C United Agriculture Developing Inc.

November 2, 2012	By:	/s/ Yidan (Andy) Liu
Yidan (Andy) Liu
Principal Executive Officer, Principal Accounting Officer and
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on our behalf by the undersigned, thereunto duly authorized, in Oak Brook IL on  November 2, 2012.

Signature	Title	Date

/s/ Yidan (Andy) Liu	Principal Executive Officer, Principal Accounting Officer and	November 2, 2012
Yidan (Andy) Liu	Principal Financial Officer and Director

/s/ Jun (Charlie) Huang	Director	November 2, 2012
Jun (Charlie) Huang

/s/ Ross Rispens	Director	November 2, 2012
Ross Rispens

/s/ Manying Chen	Director	November 2, 2012
Manying Chen

/s/ Minhang Wei	Director	November 2, 2012
Minhang Wei

/s/ Xinyu Wang	Director	November 2, 2012
Xinyu Wang

EXHIBIT INDEX

ADD ANY NEW EXHIBITS FOR PROPERTY LEASES OR OTHER MATERIAL AGREEMENTS AS NECESSARY

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general language in any filings.