Form 10-Q
period 2012-12-31
A&C United Agriculture Developing Inc.
filed 2013-01-24
CIK 1539778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

SEC File No. 333-179082

A & C United Agriculture Developing Inc.
(Exact name of registrant as specified in its charter)

Nevada	100	27-5159463
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  630-288-2500

N/A
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

As of January 23, 2012 there were 36,299,495 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

A & C United Agriculture Developing Inc

 (A Development Stage Enterprise)

Unaudited Financial Statements

As of December 31 2012

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET

	December 31	September 30
	2012	2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$399,737	$181,879
Accounts receivable	80,085	-
Inventory	71,600	239,000
Total Current Assets	$551,422	$420,879

Other current assets:
Prepaid expense	$4,106	$16,000
Loan to shareholder	22,000	-
Prepaid to Supplier	117,500	-
Total Other Current Assets	$143,606	$16,000

TOTAL ASSETS	$695,028	$436,879

LIABILITIES & EQUITY
Current liabilities:
Account payable	$25,000	$551
Credit card payable	1,404	1,031
Total current liabilities	$26,404	$1,582

Other current liabilities:
Loan from shareholders	-	-
Unearned revenue	-	80,000
Total other current liabilities	$-	$80,000

Total liabilities	$26,404	$81,582

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
36,299,495 shares issued and outstanding.	$36,300	$34,625
Paid-in capital	808,650	$475,325
Deficit accumulated during the development stage	(176,633)	(154,860)
Accumulated other comprehensive income (loss)	307	207

Total stockholders' equity	$668,624	$355,297
TOTAL LIABILITIES & EQUITY	$695,028	$436,879

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Three Months Ended December 31	Three Months Ended December 31	Cumulative from February 7, 2011 (Date of Inception) Through December 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$387,085	$-	$565,085
Cost of Goods Sold	$357,611	$-	$523,256
Gross Profit	$29,474	$-	$41,829
Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	$51,247	$15,564	$218,453

Depreciation and amortization expenses	$-		$-
Total Operating Expenses	$51,247	$15,564	$218,453

Operating Loss	$(21,773)	$(15,564)	$(176,624)

Investment income, net	$-	$-	$-
Interest Expense, net	$-	$-	$8
Loss before income taxes	$(21,773)	$(15,564)	$(176,632)
Income (loss) tax expense	$-	$-	$-
Net Loss	$(21,773)	$(15,564)	$(176,632)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.01)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.01)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$100	$-	$307
Other comprehensive income (loss)	$100	$-	$307
Comprehensive Income (Loss)	$(21,673)	$(15,564)	$(176,325)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through December 31, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks
to shareholders @0.001 per
share on February 7, 2011	30,000,000	$30,000	$-			$30,000

Issuance of common stocks
to shareholders @0.1 per
share on May 31, 2011	4,449,495	$4,450	$440,500			$444,950

Adjustment for Exchange
rate changes					$207	$207

Net loss for the year
ended September 30, 2011				$(37,543)		$(37,543)
Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Issuance of common stocks
to Michael Williams @0.2
per share on July 16, 2012	150,000	$150	$29,850			$30,000

Issuance of common stocks
to Pivo Associates Inc @0.2
per share on July 20, 2012	25,000	$25	$4,975			$5,000

Adjustment for currency rate exchange					$-	$-

Net loss for the year
ended September 30, 2012				$(117,317)		$(117,317)
Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Issuance of common stocks
to Shareholders @0.2
per share on December 31, 2012	1,675,000	$1,675	$333,325			$335,000

Adjustment for currency rate exchange					$100	$100

Net loss for the period
ended December 31, 2012				$(21,773)		$(21,773)
Balance, December 31, 2012	36,299,495	$36,300	$808,650	$(176,633)	$307	$668,624

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Three Months Ended December 31	Three Months Ended December 31	Cumulative from February 7, 2011 (Date of Inception) Through December 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(21,773)	$(15,564)	$(176,632)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	69,450
Accounts Receivable	(80,085)	-	(80,085)
Inventory	167,400	-	(71,600)
Prepaid expense	11,894	169	(4,106)
Credit card payable	373	-	1,404
Prepaid to supplier	(117,500)	-	(117,500)
Unearned Income	(80,000)	-	-
Account payable	24,449	-	25,000
Net cash provided by operating activities	$(95,242)	$(15,395)	$(354,069)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Loan from shareholders	-	344	-
Loan to shareholder	(22,000)	-	(22,000)
Proceeds from issuance of common stock	335,000	5,000	775,499
Net cash provided by financing activities	$313,000	$5,344	$753,499

Effect of Exchange Rate on Cash	$100	$-	$307
Net increase (decrease) in cash and cash equivalents	$217,858	$(10,051)	$399,737
Cash and cash equivalents at beginning of the period	$181,879	$435,437	$-
Cash and cash equivalents at end of the period	$399,737	$425,386	$399,737

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of December 31, 2012, the company had cash and cash equivalents of $399,737.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of December 31, 2012, there were no fixed assets in the Company’s balance sheets.

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

Prepaid Expense

The Company prepaid $3,000 legal service fee to Michael Williams and $1,106 other operating expense as of December 31, 2012.

Prepaid to Supplier

The Company prepaid $117,500 to a US supplier for seeds purchases as of December 31, 2012. And the purchase order and products were shipped and received on January 2013.

Inventory

The inventory was valued at cost of purchase from US suppliers. As of December 31 2012, the Company have inventory of vegetable seeds of $71,600.

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

Revenue Recognition (Continued)

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

The Company had total revenue of $387,085 for the three months period of October 1, 2012 to December 31, 2012.

Cost of Goods Sold

The Companys purchase cost is primarily from supplier, U.S seed companies. Based upon managements experience in the industry, we believe vegetable seeds supply in United State for the varieties we intend to sell is plenty. We believe that with advanced technology and mature global seed accessibility, U.S seed companies can provide the varieties Chinese end users are looking for. We are focused on finding the right variety. We first will collect specifications from Chinese end users, and then we will match them with the variety here. We ask samples or sometimes we purchase small amount of seed. We will then try them in various locations in China at different planting season. The challenge we have is that not all the varieties we may initially select will prove to work in China. The trial cycle can be over a year in some cases.

We do not anticipate offering any material right of return on our product although we may reimburse buyers on a case-by-case basis if seed which passed our trials does not perform well for a particular grower through no fault of the grower.

The Company had $239,000 inventory as of September 30, 2012.

From the period of October 1, 2012 to December 31, 2012, the Company purchase $189,100 vegetable seeds from US suppliers, and a cost amount of $356,500 have been sold to China; and the less of $71,600 was stored as inventory as of December 31, 2012.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold (Continued)

For the fiscal quarter ended December 31, 2012, the Company had $143 certificate fee and $968 freight cost.

As a result, a total of $357,611 cost of good sold was recorded for the period of October 1, 2012 to December 31, 2012.

Operating Expense

Operation expense consists of selling, general and administrative expenses.

For the three months ended December 31, 2012 and 2011, there was a total of $51,247 and $15,564 operating expenses respectively.

For the cumulative period from February 7, 2011 (Date of Inception) to December 31, 2012, there was a total of $218,453 operating expenses.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December, 2012, total 30,235,000 shares were issued to officers and directors as follows:

Name	Title	Share QTY	Amount	Purchase Date	% of Common Share
Jun Huang	President	15,000,000	$15,000	2/7/2011	41.32%
Yidan Liu	Secretary, CFO	15,000,000	$15,000	2/7/2011	41.32%
Ross Rispens	Diretor	75,000	$10,000	5/31/2011	0.21%
Xinyu Wang	Diretor	10,000	$1,000	5/31/2011	0.03%
Manying Chen	Diretor	50,000	$5,000	5/31/2011	0.14%
Minhang Wei	Diretor	100,000	$10,000	5/31/2011	0.28%
Total		30,235,000	$56,000		83.29%

*Based upon total outstanding shares 36,299,495 as of December 31, 2012.

Loans to Officers

As of December 31, 2012, the Company advanced $22,000 to the officer, Yidan Liu, for operating, and marketing activity.  The outstanding balance is due on demand and no agreement was signed.

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

On July 20, 2012, 25,000 shares were issued to Pivo Associate Inc @ $0.2 per share for consulting service value $5,000.

On December 2012, additional 1,175,000 shares were issued to 12 shareholders and  at price of $0.2 per share or $235,000 common stock.

On December 2012, 500,000 shares were issued to 7 new shareholders at price of $0.2 per share or $100,000 common stock.

Therefore, as of December 31, 2012, there was total of 36,299,495 shares issued and outstanding.

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

Therefore, as of December 31, 2012, the Company had no outstanding balance for stock subscription receivable.

NOTE E – SUBSEQUENT EVENT

The Company prepaid $117,500 to US supplier on December 2012 for seeds purchases. And the purchase order and products were shipped and received on January 2013.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE F – GOING CONCERN

The Company is currently in the development stage and their activities consist solely of corporate formation, raising capital, and attempting to sell products to generate and increase sales revenues.

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

As of December 31, 2012 the cash and cash equivalent balance was $399,737 and there is cumulative loss of $176,325 for the cumulative period from February 7, 2011 (Date of Inception) to December 31, 2012.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A

	Three Months Ended December 31	Three Months Ended December 31	Cumulative from February 7, 2011 (Date of Inception) Through December 31,
	2012	2011	2012
Expense
Bank Service Charges	60	51	562
Business Licenses and Permits	-	-	4,684
Meals and Entertainment	197	-	471
Membership fee	-	-	505
Insurance Expense	72	-	72
Office Supplies	-	-	334
Postage and Delivery	81	-	232
Printing and Reproduction	-	-	136
Auto and Truck Expenses	-	-	84
Travel Expense	2,954	-	13,904
Professional Fees	-	-
Accounting	25,000	-	50,000
Consulting Fees	7,607	-	30,107
Legal Fee	13,000	15,000	106,450
Transfer Agent fees	200	-	590
SEC & EDGAR Filling Fee	1,562	-	6,135
Professional Fees	47,369	15,000	193,281
Software	-	-	320
Rent Expense	514	513	3,870
Total Expense	51,247	15,564	218,453

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

Current and Future Planned Operational Activities

In the fiscal quarter ended December 31, 2012, we have made $387,000 seed sales that conclude the total revenue of $565,000 for the period of February 7, 2011 to December 31 2012.

We have also purchased $117,500 worth of seeds on January 2013 and increased our inventory to $189,100 as our inventory for future sales.

We attended the opening ceremony in Fugou, Henan province, China. We play an important role in the project and we are still working with our local partner to materialize the plan.

We have completed intensive market research and strategic production partner meetings within the major cities of Beijing, Shanghai, Guangzhou and Shenzhen. We also had advanced discussions with companies located in China and ASEAN (Association of Southeast Asian Nations), in order to integrate more business entities and generate significantly more revenue on seeds and vegetables selling.

Due to the Beijing subsidiary registration process has taken longer period of time and a lot more efforts than anticipated, we are actively searching for alternatives including registering subsidiary in other geographical locations where regulations are believed more flexible and efficient.

In 2013, the management team intends to keep focusing on seed sales and also continue to develop the vegetable production chain (seed to table). We will continue leverage the network of contacts that company already built.

Currently the company’s cash flow is sufficient and we belive our sales are strong.

We will start marketing the company gradually and in order to increase our seed sales, we need to raise ideally 500 thousand or more dollars to increase our inventory amount and further diversify number of crops we carry.

During the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions:

Milestone Table

Event	Actions	Time	Total estimated cost

Evaluate a few business opportunities and enter into letter of intent	Conduct meetings with the business owners and discuss model of partnership	By Mar 31st, 2013	$5,000
Further evaluate selected business entities and engage company's legal and financial resources	Layout detailed roadmap and conduct legal process and auditing whereas necessary	By June 30th, 2013	$25,000
Raise $500,000 or more by offering company stocks to increase seed inventory in order to increase sales	Marketing, conduct meetings and roadshows	By Apr 15th, 2013	$100,000

As described in “Liquidity and Capital Resources,” below, we currently have sufficient cash resources to fund all of these anticipated obligations.

Results of Operations

For the fiscal quarter ended December 31, 2012 vs. 2011

Revenue

There was $387,085 and $0.00 revenue generated for the fiscal quarter ended December 31, 2012 and 2011.

Cost of Revenue

There was $357,611 and $0.00 cost of goods sold incurred for the fiscal quarter ended December 31, 2012 and 2011 respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarter ended December 31, 2012 and 2011, there was a total of $51,247 and $15,564 operating expenses respectively. $47,369 out of the total $51,247 was professional service fee due to company listing and filling.  We are expecting the professional service fee to go down to about $75,000 annually.

For the cumulative period from February 7, 2011 (Date of Inception) to December 31, 2012, there was a total of $218,453 operating expenses.

	Three Months Ended December 31 2012	Three Months Ended December 31 2011	Cumulative from February 7, 2011 (Date of Inception) Through December 31, 2012
Expense
Bank Service Charges	60	51	562
Business Licenses and Permits	-	-	4,684
Meals and Entertainment	197	-	471
Membership fee	-	-	505
Insurance Expense	72	-	72
Office Supplies	-	-	334
Postage and Delivery	81	-	232
Printing and Reproduction	-	-	136
Auto and Truck Expenses	-	-	84
Travel Expense	2,954	-	13,904
Professional Fees	-	-
Accounting	25,000	-	50,000
Consulting Fees	7,607	-	30,107
Legal Fee	13,000	15,000	106,450
Transfer Agent fees	200	-	590
SEC & EDGAR Filling Fee	1,562	-	6,135
Professional Fees	47,369	15,000	193,281
Software	-	-	320
Rent Expense	514	513	3,870
Total Expense	51,247	15,564	218,453

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter ended December 31, 2012 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $21,773 and $15,564 for the fiscal quarter ended December 31, 2012 and 2011, and net losses of $176,632 for period from February 7 to December 31, 2012.

Liquidity and Capital Resources

	At December 31	At December 31
	2012	2011

Current Ratio*	26.32	127.51
Cash	$399,737	$425,386
Working Capital***	$668,624	$422,050
Total Assets	$695,028	$425,386
Total Liabilities	$26,404	$3,336

Total Equity	$693,624	$422,050

Total Debt/Equity**	0.04	0.01
_________
*Current Ratio = Current Assets /Current Liabilities.
** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.
*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $399,737 and $425,386 at fiscal quarter ended December 31, 2012 and 2011 and the working capital of $668,624 and $422,050 with liabilities of $26,404 and $3,336.

As of December 31, 2012, we have $399,737 in cash. As shown in the Milestone Table above, we need a minimum of approximately $130,000in funds to finance our business in the next 12 months. This amount does not include all our costs which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $75,000 annually. Accordingly, we estimate our total need for funds for operations in the next 12 months is $205,000. Accordingly, as we anticipate an average monthly burn rate of no more than $17,083during the next 12 months, we believe we have sufficient cash available to fund all of our operational and SEC filing needs during the next 12 months.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/ Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We sold the following unregistered securities in the quarter ended December 31, 2012:

	# of shareholders	Shares Sold	Amount Reveived	Price
U.S.	3	425,000	$85,000.00	$0.20
Non-U.S.	16	1,250,000	$250,000.00	$0.20
Total	19	1,675,000	$335,000.00	$0.20

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances to US citizens or residents. We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances to US citizens or residents.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

·	None of these issuances involved underwriters, underwriting discounts or commissions.
·	Restrictive legends were and will be placed on all certificates issued as described above.
·	The distribution did not involve general solicitation or advertising.
·	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

·	None of these issuances involved underwriters, underwriting discounts or commissions;
·	We placed Regulation S required restrictive legends on all certificates issued;
·	No offers or sales of stock under the Regulation S offering were made to persons in the United States;
·	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

·	Access to all our books and records.
·	Access to all material contracts and documents relating to our operations.
·	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

Item 3.  Defaults Upon Senior Securities.

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

A & C United Agriculture Developing Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Yidan (Andy) Liu	January 23, 2013	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer, Principal Financial	January 23, 2013
Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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