Form 10-Q
period 2013-03-31
A&C United Agriculture Developing Inc.
filed 2013-05-10
CIK 1539778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to _________

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

As of May 1, 2013 there were 36,349,495 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

A & C United Agriculture Developing Inc

(A Development Stage Enterprise)

Unaudited Financial Statements

As of March 31 2013

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET

	March 31	September 30
	2013	2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$342,745	$181,879
Accounts receivable	227,059	-
Inventory	-	239,000
Total Current Assets	$569,804	$420,879
Other current assets:
Prepaid expense	712	16,000
Loan to shareholder	70,000	-
Prepaid to Supplier	-	-
Total Other Current Assets	$70,712	$16,000

Property, plant and equipment, net	$25,846	$-

Other assets:
Deferred interest expense	347	-
Total Other Assets	$347	$-

TOTAL ASSETS	$666,709	$436,879

LIABILITIES & EQUITY
Current liabilities:
Account payable	$-	$551
Credit card payable	283	1,031
Total current liabilities	$283	$1,582
Other current liabilities:
Loan from shareholders	-	-
Payroll liabilities	1,918	-
Unearned revenue	-	80,000
Total other current liabilities	$1,918	$80,000
Long term liabilities:
Car loan	25,286	-
Total long term liabilities	$25,286	$-

Total liabilities	$27,487	$81,582

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
36,349,495 shares issued and outstanding.	$36,350	$34,625
Paid-in capital	821,100	475,325
Deficit accumulated during the development stage	(218,535)	(154,860)
Accumulated other comprehensive income (loss)	307	207
Total stockholders' equity	$639,222	$355,297
TOTAL LIABILITIES & EQUITY	$666,709	$436,879

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	March 31	March 31	March 31	March 31	March 31,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$614,144	$-	$227,059	$-	$792,144
Cost of Goods Sold	$567,729	$-	$210,118	$-	$733,374
Gross Profit	$46,415	$-	$16,941	$-	$58,770
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$108,730	$58,119	$57,483	$42,555	$275,937

Depreciation and amortization expenses	$1,360	$-	$1,360		$1,360
Total Operating Expenses	$110,090	$58,119	$58,843	$42,555	$277,297

Operating Loss	$(63,675)	$(58,119)	$(41,902)	$(42,555)	$(218,527)

Investment income, net	$-	$-	$-	$-	$-
Interest Expense, net	$-	$-	$-	$-	$8
Loss before income taxes	$(63,675)	$(58,119)	$(41,902)	$(42,555)	$(218,535)
Income (loss) tax expense	$-	$-	$-	$-	$-
Net Loss	$(63,675)	$(58,119)	$(41,902)	$(42,555)	$(218,535)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$100	$-	$-	$-	$307
Other comprehensive income (loss)	$100	$-	$-	$-	$307
Comprehensive Income (Loss)	$(63,575)	$(58,119)	$(41,902)	$(42,555)	$(218,228)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through March 31, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks
to shareholders @0.001 per
share on February 7, 2011	30,000,000	$30,000	$-			$30,000

Issuance of common stocks
to shareholders @0.1 per
share on May 31, 2011	4,449,495	$4,450	$440,500			$444,950

Adjustment for Exchange
rate changes					$207	$207
Net loss for the year
ended September 30, 2011				$(37,543)		$(37,543)
Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Issuance of common stocks
to Michael Williams @0.2
per share on July 16, 2012	150,000	$150	$29,850			$30,000

Issuance of common stocks
to Pivo Associates Inc @0.2
per share on July 20, 2012	25,000	$25	$4,975			$5,000

Adjustment for currency rate exchange					$-	$-
Net loss for the year
ended September 30, 2012				$(117,317)		$(117,317)
Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Issuance of common stocks
to Shareholders @ 0.2
per share on December 31,2012	1,675,000	$1,675	$333,325			$335,000

Issuance of common stocks
to Shareholders @ 0.25
per share on March 12,2013	50,000	$50	$12,450			$12,500

Adjustment for currency rate exchange					$100	$100
Net loss for the period
ended March 31, 2013				$(63,675)		$(63,675)
Balance, March 31, 2013	36,349,495	$36,350	$821,100	$(218,535)	$307	$639,222

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception)
	March 31	March 31	March 31	March 31	Through
	2013	2012	2013	2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(63,675)	$(58,119)	$(41,902)	$(42,555)	$(218,535)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based professional fee expense	12,500	-	12,500	-	81,950
Depreciation expenses	1,360	-	1,360	-	1,360
Deferred interest expense	(347)	-	(347)	-	(347)
Accounts Receivable	(227,059)	-	(146,974)	-	(227,059)
Inventory	239,000	-	71,600	-	-
Prepaid expense	15,288	169	3,394	-	(712)
Credit card payable	(748)	-	(1,121)	-	283
Prepaid to supplier	-	-	117,500	-	-
Payroll Liabilities	1,918	-	1,918	-	1,918
Unearned Income	(80,000)	-	-	-	-
Account payable	(551)	-	(25,000)	-	-
Net cash provided by operating activities	$(102,314)	$(57,950)	$(7,072)	$(42,555)	$(361,142)

Investing Activities:
Purchase of property, plant and equipment	(27,206)	-	(27,206)	-	(27,206)
Net cash provided by investing activities	$(27,206)	$-	$(27,206)	$-	$(27,206)

Financing Activities:
Loan from shareholders	-	857	-	513	-
Loan to shareholder	(70,000)	-	(48,000)	-	(70,000)
Long Term Loans	25,286	-	25,286	-	25,286
Proceeds from issuance of common stock	335,000	5,000	-	-	775,500
Net cash provided by financing activities	$290,286	$5,857	$(22,714)	$513	$730,786

Effect of Exchange Rate on Cash	$100	$-	$-	$-	$307
Net increase (decrease) in cash and cash equivalents	$160,866	$(52,093)	$(56,992)	$(42,042)	$342,745
Cash and cash equivalents at beginning of the period	$181,879	$435,437	$399,737	$425,386	$-
Cash and cash equivalents at end of the period	$342,745	$383,344	$342,745	$383,344	$342,745

Supplemental schedule of non-cash investing and financing activities:
Common stock issued pursuant to stock
subscription receivable - shareholder	$-	$-	$-		$-

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of March 31, 2013, the company had cash and cash equivalents of $ 342,745.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are expensed to operations while major repairs are capitalized.

The vehicle was recorded as fixed asset to depreciate over 5 years with straight line method. In the six months period ended March 31, 2013, the Company purchased a $ 27,206 passenger vehicle.

As of March 31, 2013, the company has property, plant, and equipment at a net cost of $ 25,846, and $ 1,360 of accumulated depreciation expense was recorded.

Prepaid Expense

The Company prepaid $ 394 insurance expense and $ 318 other operating expense as of March 31, 2013.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On March 12, 2013, 50,000 shares were issued to three shareholders @ $ 0.25 per share for consulting service value $ 12,500.

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

Inventory

As of March 31 2013, the Company has no inventory in stock.

Long Term Liabilities

In December 5th, 2012, the Company purchased a vehicle at a financing amount of $ 27,585.36 with 36 monthly equal payments. As of March 31, 2013, the Company has a net car loan of $ 25,286.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company had total revenue of $ 227,059 for the three months period of January 1, 2013 to March 31, 2013, and $ 614,144 for the six months period of October 1, 2012 to March 31, 2013

Cost of Goods Sold

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold (Continued)

We do not anticipate offering any material right of return on our product although we may reimburse buyers on a case-by-case basis if seed which passed our trials does not perform well for a particular grower through no fault of the grower.

The Company had $ 239,000 inventory as of September 30, 2012.

From the period of October 1, 2012 to March 31, 2013, the Company purchase $ 324,160 vegetable seeds from US suppliers, and a cost amount of $ 563,160 have been sold to China; and there is no inventory on March 31, 2013.

For the fiscal quarter ended March 31, 2013, the Company had related cost of goods sold expense and freight cost of $ 3,457. For the six months period ended March 31, 2013, the Company had related cost of goods sold expense and freight cost of $4,569.

As a result, a total of $ 210,118 cost of good sold was recorded for the period of January 1, 2013 to March 31, 2013; and $ 567,729 cost of good sold was recorded for the period of October 1, 2012 to March 31, 2013.

Operating Expense

Operation expense consists of selling, general and administrative expenses, and depreciation expense.

For the three months ended March 31, 2013 and 2012, there was a total of $ 58,843 and $ 42,555 operating expenses respectively.

For the six months ended March 31, 2013 and 2012, there was a total of $ 110,090 and $ 58,119 operating expenses respectively.

For the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2013, there was a total of $ 277,297 operating expenses.

The Details were showed in Exhibit A.

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Payroll Expense

Started from January 2013, the Company stayed the salary amount of Officer Yidan Liu for $ 60,000. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a monthly basis.

The total payroll expense for the fiscal quarter ended March 31, 2013 is $16,683.

Operating Leases

The Company entered into a lease for its corporate offices in under terms of non-cancelable operating leases. The lease term is from February 24, 2011 through February 29, 2013 and requires a $169 monthly lease payment, and this office is located at 700 Commerce Drive, STE 500, Oak Brook IL 60523, USA.

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2013, total 30,235,000 shares were issued to officers and directors as follows:

Name	Title	Share QTY	Amount	Purchase Date	% of Common Share

Jun Huang	Secretary	15,000,000	$15,000	2/7/2011	41.27%
Yidan Liu	President	15,000,000	$15,000	2/7/2011	41.27%
Ross Rispens	Diretor	75,000	$10,000	5/31/2011	0.21%
Xinyu Wang	Diretor	10,000	$1,000	5/31/2011	0.03%
Manying Chen	Diretor	50,000	$5,000	5/31/2011	0.14%
Minhang Wei	Diretor	100,000	$10,000	5/31/2011	0.28%
Total		30,235,000	$56,000		83.18%

*Based upon total outstanding shares 36,349,495 as of March 31, 2013.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Loans to Officers

As of March 31, 2013, the Company advanced $ 70,000 to the officer, Jun Huang, for operating, and marketing activity. The outstanding balance is due on demand and no agreement was signed.

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

On June 30, 2011, 344,495 shares was issued to Michael Williams @ $0.1 per share for legal service value $ 34,450.

On July 16, 2012, 150,000 shares was issued to Michael Williams @ $0.2 per share for legal service value $ 30,000.

On July 20, 2012, 25,000 shares were issued to Pivo Associate Inc @ $0.2 per share for consulting service value $ 5,000.

On December 2012, additional 1,175,000 shares were issued to 12 shareholders and at price of $0.2 per share or $ 235,000 common stock.

On December 2012, 500,000 shares were issued to 7 new shareholders at price of $0.2 per share or $ 100,000 common stock.

On March 12, 2013, 50,000 shares were issued to three shareholders @ $0.25 per share for consulting service value $ 12,500.

Therefore, as of March 31, 2013, there was total of 36,349,495 shares issued and outstanding.

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

As of March 31, 2013 the cash and cash equivalent balance was $ 342,745 and there is cumulative loss of $ 218,535 for the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2013.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A
A & C United Agriculture Developing Inc

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception)Through
	March 31	March 31	March 31	March 31	March 31,
	2013	2012	2013	2012	2013
Expense
Bank Service Charges	87	101	27	50	589
Business Licenses and Permits	100	574	100	574	4,784
Meals and Entertainment	2,189	-	1,992	-	2,463
Membership fee	-	-	-	-	505
Insurance Expense	466	-	394	-	466
Office Supplies	97	-	97	-	431
Postage and Delivery	346	-	266	-	497
Payroll Expenses	16,683	-	16,683	-	16,683
Conference & Meeting	1,987	-	1,987	-	1,987
Interest Expense	32	-	32	-	32
Utilities	41	-	41	-	41
Website Expense	2,085	-	2,085	-	2,085
Telephone Expense	80	-	80	-	80
Depreciation Expense	1,360	-	1,360	-	1,360
Printing and Reproduction	-	11	-	11	136
Auto and Truck Expenses	47	-	47	-	130
Travel Expense	7,106	-	4,152	-	18,056
Professional Fees
Accounting	25,000	25,000	-	25,000	50,000
Consulting Fees	25,160	-	17,554	-	47,660
Legal Fee	16,000	30,000	3,000	15,000	109,450
Transfer Agent fees	1,025	-	825	-	1,415
Professional Fees - Other	-	1,407	-	1,407	-
SEC & EDGAR Filling Fee	3,052	-	1,490	-	7,625
Professional Fees	70,237	56,407	22,869	41,407	216,150
Software	74	-	74	-	394
Rent Expense	7,071	1,026	6,557	513	10,427
Total Expense	110,090	58,119	58,843	42,555	277,297

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

Current and Future Planned Operational Activities

In the fiscal quarter ended March 31, 2013, we have made $227,059 seed sales.

Based upon time management has spent in China recently, we believe that as food safety issue in China becomes more and more a national crisis, vegetable production as a component of food sector also has raised many issues. Management has noted that reported incidents of overdosed fertilizer, higher chemical residual, heavy metal exceeding safety level, polluted water, soil and air concerns Chinese consumers.

Being a seed provider mainly for China market and with decades of background in our industry prior to A & C, our management team is also seeking opportunities to help improving the entire vegetable production chain of “From Seed to Table.” The management team believes that if we can add more value for the downstream users when we sell seeds, our customers will have higher chance staying in business with us. Currently we have been meeting with a few Chinese companies to test our thoughts about how we can bring our knowledge and expertise to deal with food safety issues in China.

During the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions:

Milestone Table

Event	Actions	Time	Total estimated cost

Continue due diligence of the Fugou Project [1]	Conduct meetings with the local government and possible strategic partner	By June 30th, 2013	$3,000

Raise $2-3 million or more from institutional and/or retail investors [2]	Marketing, conduct meetings roadshows	By July 31st, 2013	$20,000

[1] The Fugou project is 400 acre farmland project already started by the local government and a potential strategic partner.  The intention of the parties is to make this project a leading vegetable-production-chain demonstration project not only in the province but nationwide in China.  The total investment was estimated to be $10 million in the next 3 years. This project, after all investments are in place and the project is completed, will include the entire “Seed to Table” nodes, i.e. refrigerated warehouse, vegetable processing plants, database and software system to support product traceability, equipment and machinery and management systems of fertilizer, pest control and quality control.  We have no binding agreement with the local government, a potential strategic partner or any other party concerning this project and there is no assurance that we will ever proceed with this project.

[2] We have no contract, agreement or commitment with any party to raise these funds or invest in the Company. The estimated cost does not include any fees or commissions we may have to pay in connection with any fundraising activities. However, there is a written memorandum between the parties indicating that once we register our legal subsidiary in China, which is currently in process, and make the required investment, currently not set but anticipated to be at least $2 million, we will assume all the rights and obligations of the non-governmental party to the memorandum. We anticipate that we will enter into a formal binding agreement if and at such time as we make an investment and become a formal, legal party to project.

As described in “Liquidity and Capital Resources,” below, we currently have sufficient cash resources to fund all of the anticipated obligations in the chart but not the amounts set forth in footnote one of the chart.

Results of Operations

For the fiscal quarter ended March 31, 2013 vs. 2012

Revenue

There was $227,059 and $0.00 revenue generated for the fiscal quarter ended March 31, 2013 and 2012 as we commenced selling seeds in this quarter of 2013.

Cost of Revenue

There was $210,118 and $0.00 cost of goods sold incurred for the fiscal quarter ended March 31, 2013 and 2012 respectively as we commenced selling seeds in this quarter of 2013.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the fiscal quarter ended March 31, 2013 and 2012, there was a total of $58,843 and $42,555 operating expenses respectively. $22,869 out of the total $58,843 was professional service fee due to company listing and filling.

For the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2013, there was a total of $277,297 operating expenses.

	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception)
	March 31	March 31	Through
	2013	2012	March 31, 2013
Expense
Bank Service Charges	27	50	589
Business Licenses and Permits	100	574	4,784
Meals and Entertainment	1,992	-	2,463
Membership fee	-	-	505
Insurance Expense	394	-	466
Office Supplies	97	-	431
Postage and Delivery	266	-	497
Payroll Expenses	16,683	-	16,683
Conference & Meeting	1,987	-	1,987
Interest Expense	32	-	32
Utilities	41	-	41
Website Expense	2,085	-	2,085
Telephone Expense	80	-	80
Depreciation Expense	1,360	-	1,360
Printing and Reproduction	-	11	136
Auto and Truck Expenses	47	-	130
Travel Expense	4,152	-	18,056
Professional Fees
Accounting	-	25,000	50,000
Consulting Fees	17,554	-	47,660
Legal Fee	3,000	15,000	109,450
Transfer Agent fees	825	-	1,415
Professional Fees - Other	-	1,407	-
SEC & EDGAR Filling Fee	1,490	-	7,625
Professional Fees	22,869	41,407	216,150
Software	74	-	394
Rent Expense	6,557	513	10,427
Total Expense	58,843	42,555	277,297

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter ended March 31, 2013 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $ 41,902 and $42,555 for the fiscal quarter ended March 31, 2013 and 2012, and net losses of $218,535 for period from February 7, 2011 to March 31, 2013.

For the six months ended March 31, 2013 vs. 2012

Revenue

There was $614,144 and $0.00 revenue generated for the six months ended March 31, 2013 and 2012 as we commenced selling seeds in six months ended March 31, 2013.

Cost of Revenue

There was $567,729 and $0.00 cost of goods sold incurred for the six months ended March 31, 2013 and 2012 respectively as we commenced selling seeds in six months ended March 31, 2013.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the six months ended March 31, 2013 and 2012, there was a total of $110,090 and $58,119 operating expenses respectively. $70,237 out of the total $110,090 was professional service fee due to company listing and filling.

Started from January 2013, the Company started to pay annual salary to President Yidan Liu for $ 60,000. The total payroll expense for the six months period ended March 31, 2013 is $ 16,683.

For the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2013, there was a total of $277,297 operating expenses.

	Six Months Ended	Six Months Ended	Cumulative from February 7, 2011 (Date of Inception)
	March 31	March 31	Through
	2013	2012	March 31, 2013
Expense
Bank Service Charges	87	101	589
Business Licenses and Permits	100	574	4,784
Meals and Entertainment	2,189	-	2,463
Membership fee	-	-	505
Insurance Expense	466	-	466
Office Supplies	97	-	431
Postage and Delivery	346	-	497
Payroll Expenses	16,683	-	16,683
Conference & Meeting	1,987	-	1,987
Interest Expense	32	-	32
Utilities	41	-	41
Website Expense	2,085	-	2,085
Telephone Expense	80	-	80
Depreciation Expense	1,360	-	1,360
Printing and Reproduction	-	11	136
Auto and Truck Expenses	47	-	130
Travel Expense	7,106	-	18,056
Professional Fees
Accounting	25,000	25,000	50,000
Consulting Fees	25,160	-	47,660
Legal Fee	16,000	30,000	109,450
Transfer Agent fees	1,025	-	1,415
Professional Fees - Other	-	1,407	-
SEC & EDGAR Filling Fee	3,052	-	7,625
Professional Fees	70,237	56,407	216,150
Software	74	-	394
Rent Expense	7,071	1,026	10,427
Total Expense	110,090	58,119	277,297

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months ended March 31, 2013 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $63,675 and $58,119 for the six months ended March 31, 2013 and 2012, and net losses of $218,535 for period from February 7, 2011 to March 31, 2013.

Liquidity and Capital Resources

	At March 31	At March 31	At September 30
	2013	2012	2012

Current Ratio*	24.26	99.60	5.36
Cash	$342,745	$383,344	$181,879
Working Capital***	$638,315	$379,495	$355,297
Total Assets	$666,709	$383,344	$436,879
Total Liabilities	$27,487	$3,849	$81,582

Total Equity	$639,222	$379,495	$355,297

Total Debt/Equity**	0.04	0.01	0.23

*Current Ratio = Current Assets /Current Liabilities.
** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.
*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $342,745 and $383,344 at fiscal quarter ended March 31, 2013 and 2012 and the working capital of $638,315 and $379,495 with liabilities of $27487 and $3,849.

As of March 31, 2013, we have $342,745 in cash. As shown in the Milestone Table above, we need a minimum of approximately $50,000 in funds to finance our business in the next 12 months. This amount does not include all our costs which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $75,000 annually. Accordingly, we estimate our total need for funds for operations in the next 12 months is $240,000. Accordingly, as we anticipate an average monthly burn rate of no more than $20,000 during the next 12 months, we believe we have sufficient cash available to fund all of our operational and SEC filing needs during the next 12 months.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/ Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2012, our disclosure controls and procedures are effective.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, we issued total 50,000 shares valued at $.25/share to three vendors (one U.S and two Chinese individuals) for their consulting services.

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

A & C United Agriculture Developing Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Yidan (Andy) Liu	May 10, 2013	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer,	May 10, 2013
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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