Form 10-Q
period 2013-06-30
A&C United Agriculture Developing Inc.
filed 2013-08-13
CIK 1539778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 12, 2013 there were 36,361,495 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

A & C United Agriculture Developing Inc

(A Development Stage Enterprise)

Unaudited Financial Statements

As of June 30 2013

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET

	June 30	September 30
	2013	2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$380,270	$181,879
Accounts receivable	127,059	-
Inventory	3,083	239,000
Total Current Assets	$510,412	$420,879

Other current assets:
Prepaid expense	318	16,000
Loan to shareholder	62,603	-
Prepaid to Supplier	18,200	-
Total Other Current Assets	$81,121	$16,000

Property, plant and equipment, net	$24,485	$-

Other assets:
Deferred interest expense	316	-
Total Other Assets	$316	$-

TOTAL ASSETS	$616,334	$436,879

LIABILITIES & EQUITY
Current liabilities:
Account payable	$1,422	$551
Credit card payable	10,198	1,031
Total current liabilities	$11,620	$1,582

Other current liabilities:
Loan from shareholders	-	-
Payroll liabilities	1,382	-
Unearned revenue	-	80,000
Total other current liabilities	$1,382	$80,000

Long term liabilities:
Car loan	22,988	-
Total long term liabilities	$22,988	$-

Total liabilities	$35,990	$81,582

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
34,624,495 shares issued and outstanding.	$36,362	$34,625
Paid-in capital	824,088	475,325
Deficit accumulated during the development stage	(280,413)	(154,860)
Accumulated other comprehensive income (loss)	307	207
Total stockholders' equity	$580,344	$355,297

TOTAL LIABILITIES & EQUITY	$616,334	$436,879

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	June 30	June 30	June 30	June 30	June 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$623,144	$98,000	$9,000	$98,000	$801,144
Cost of Goods Sold	$573,563	$92,131	$5,834	$92,131	$739,208
Gross Profit	$49,581	$5,869	$3,166	$5,869	$61,936
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$172,413	$93,042	$63,683	$34,923	$339,620

Depreciation and amortization expenses	$2,721	$-	$1,360		$2,721
Total Operating Expenses	$175,134	$93,042	$65,043	$34,923	$342,341

Operating Loss	$(125,553)	$(87,173)	$(61,877)	$(29,054)	$(280,405)

Investment income, net	$-	$-	$-	$-	$-
Interest Expense, net	$-	$-	$-	$-	$8
Loss before income taxes	$(125,553)	$(87,173)	$(61,877)	$(29,054)	$(280,413)
Income (loss) tax expense	$-	$-	$-	$-	$-
Net Loss	$(125,553)	$(87,173)	$(61,877)	$(29,054)	$(280,413)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$100	$-	$-	$-	$307
Other comprehensive income (loss)	$100	$-	$-	$-	$307
Comprehensive Income (Loss)	$(125,453)	$(87,173)	$(61,877)	$(29,054)	$(280,106)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through June 30, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks
to shareholders @0.001 per
share on February 7, 2011	30,000,000	$30,000	$-			$30,000

Issuance of common stocks
to shareholders @0.1 per
share on May 31, 2011	4,449,495	$4,450	$440,500			$444,950

Adjustment for Exchange
rate changes					$207	$207

Net loss for the year
ended September 30, 2011				$(37,543)		$(37,543)

Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Issuance of common stocks
to Michael Williams @0.2
per share on July 16, 2012	150,000	$150	$29,850			$30,000

Issuance of common stocks
to Pivo Associates Inc @0.2
per share on July 20, 2012	25,000	$25	$4,975			$5,000

Adjustment for currency rate exchange					$-	$-

Net loss for the year
ended September 30, 2012				$(117,317)		$(117,317)

Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Issuance of common stocks
to Shareholders @ 0.2
per share on December 31,2012	1,675,000	$1,675	$333,325			$335,000

Issuance of common stocks
to Shareholders @ 0.25
per share on March 12,2013	50,000	$50	$12,450			$12,500

Issuance of common stocks
to Blue Future @ 0.25
per share on April 29,2013	12,000	$12	$2,988			$3,000

Adjustment for currency rate exchange					$100	$100

Net loss for nine months
period ended June 30, 2013				$(125,553)		$(125,553)

Balance, June 30, 2013	36,361,495	$36,362	$824,088	$(280,413)	$307	$580,344

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	June 30	June 30	June 30	June 30	June 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Activities:
Net loss	$(125,553)	$(87,173)	$(61,877)	$(29,054)	$(280,413)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based professional fee expense	15,500	-	3,000	-	84,950
Depreciation expenses	2,721	-	1,360	-	2,721
Deferred interest expense	(316)	-	31	-	(316)
Accounts Receivable	(127,059)	-	(100,000)	-	(127,059)
Inventory	235,917	-	(3,083)	-	(3,083)
Prepaid expense	15,682	169	394	-	(318)
Credit card payable	9,167	-	9,915	-	10,198
Prepaid to supplier	(18,200)	-	(18,200)	-	(18,200)
Payroll Liabilities	1,382	-	(535)	-	1,382
Unearned Income	(80,000)	-	-	-	-
Account payable	871	-	1,422	-	1,422
Net cash provided by operating activities	$(69,888)	$(87,004)	$32,427	$(29,504)	$(328,716)

Investing Activities:
Purchase of property, plant and equipment	(27,206)	-	-	-	(27,206)
Net cash provided by investing activities	$(27,206)	$-	$-	$-	$(27,206)

Financing Activities:
Loan from shareholders	-	139	-	(717)	-
Loan to shareholder	(62,603)	(7,000)	7,396	(7,000)	(62,603)
Long Term Loans	22,988	-	(2,298)	-	22,988
Proceeds from issuance of common stock	335,000	5,000	-	-	775,500
Net cash provided by financing activities	$295,385	$(1,861)	$(5,098)	$(7,717)	$735,885

Effect of Exchange Rate on Cash	$100	$-	$-	$-	$307
Net increase (decrease) in cash and cash equivalents	$198,391	$(88,865)	$37,525	$(36,771)	$380,270
Cash and cash equivalents at beginning of the period	$181,879	$435,437	$342,745	$383,343	$-
Cash and cash equivalents at end of the period	$380,270	$346,572	$380,270	$346,572	$380,270

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2013, the company had cash and cash equivalents of $ 380,270.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are expensed to operations while major repairs are capitalized.

The vehicle was recorded as fixed asset to depreciate over 5 years with straight line method. In the nine months period ended June 30, 2013, the Company purchased a $ 27,206 passenger vehicle.

As of June 30, 2013, the company has property, plant, and equipment at a net cost of $ 24,485, and $ 2,721 of accumulated depreciation expense was recorded.

Prepaid Expense

The Company prepaid $ 318 other operating expense as of June 30, 2013.

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

On April 29, 2013, 12,000 shares were issued to Blue Future, Inc for consulting and advising services of $3,000 at $0.25 per share.

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

Inventory

As of June 30 2013, the Company has $ 3,083 vegetable seeds in stock.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long Term Liabilities

In December 5th, 2012, the Company purchased a vehicle at a financing amount of $ 27,585.36 with 36 monthly equal payments. As of June 30, 2013, the Company has a net car loan of $ 22,988.

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

The Company had total revenue of $ 9,000 for the three months period of April 1, 2013 to June 30, 2013, and $ 623,144 for the nine months period of October 1, 2012 to June 30, 2013

Cost of Goods Sold

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

From the period of April 1, 2013 to June 30, 2013, the Company purchase $ 6,319 vegetable seeds from Europe and US suppliers, and a cost amount of $ 3,236 have been sold to China; and there are 3,083 inventories as of June 30, 2013.

For the fiscal quarter ended June 30, 2013, the Company had related cost of goods sold expense and freight cost of $ 2598. For the nine months period ended June 30, 2013, the Company had related cost of goods sold expense and freight cost of $ 7,167.

As a result, a total of $ 5,834 cost of good sold was recorded for the period of April 1, 2013 to June 30, 2013; and $ 573,563 cost of good sold was recorded for the period of October 1, 2012 to June 30, 2013.

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

For the three months ended June 30, 2013 and 2012, there was a total of $ 65,043 and $ 34,923 operating expenses respectively.

For the nine months ended June 30, 2013 and 2012, there was a total of $ 175,134 and $ 93,042 operating expenses respectively.

For the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2013, there was a total of $ 342,341 operating expenses.

The Details were showed in Exhibit A.

Payroll Expense

Started from January 2013, the Company stayed the annually salary amount of Officer Yidan Liu for $ 60,000. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a monthly basis.

The total payroll expense for the fiscal quarter ended June 30, 2013 is $16,148, which included the payroll taxes to the government and the net salary to the Officer.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2013, total 30,235,000 shares were issued to officers and directors as follows:

Name	Title	Share QTY	Amount	Purchase Date	% of Common Share

Jun Huang	Secretary	15,000,000	$15,000	2/7/2011	41.25%
Yidan Liu	President	15,000,000	$15,000	2/7/2011	41.25%
Ross Rispens	Director	75,000	$10,000	5/31/2011	0.21%
Xinyu Wang	Director	10,000	$1,000	5/31/2011	0.03%
Manying Chen	Director	50,000	$5,000	5/31/2011	0.14%
Minhang Wei	Director	100,000	$10,000	5/31/2011	0.28%
Total		30,235,000	$56,000		83.15%

*Based upon total outstanding shares 36,361,495 as of June 30, 2013.

Loans to Officers

As of June 30, 2013, the Company advanced $ 62,603 to the officer, Jun Huang, for operating, and marketing activity. The outstanding balance is due on demand and no agreement was signed.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

On June 30, 2011, 344,495 shares was issued to Michael Williams @ $0.1 per share for legal service value $ 34,450.

On July 16, 2012, 150,000 shares were issued to Michael Williams @ $0.2 per share for legal service value $ 30,000.

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

On April 29, 2013, 12,000 shares were issued to Blue Future, Inc @ $0.25 per share for consulting and advising service value $ 3,000.

Therefore, as of June 30, 2013, there was total of 36,361,495 shares issued and outstanding.

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

As of June 30, 2013 the cash and cash equivalent balance was $ 380,270 and there is cumulative net loss of $ 280,412 for the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2013.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	June 30	June 30	June 30	June 30	June 30,
	2013	2012	2013	2012	2013
Expense
Bank Service Charges	104	158	17	57	606
Business Licenses and Permits	944	1,879	844	1,305	5,628
Meals and Entertainment	4,592	151	2,402	150	4,866
Membership fee	-	505	-	505	505
Office Supplies	63	263	15	263	447
Postage and Delivery	347	38	-	38	497
Printing and Reproduction	-	11	-	-	136
Auto and Truck Expenses	955	19	909	19	1,039
Payroll Expenses	32,943	-	16,148	-	32,830
Conference & Meeting	1,987	-	-	-	1,987
Interest Expense	-	-	32	-	63
Utilities	41	-	-	-	41
Website Expense	2,085	-	-	-	2,085
Telephone Expense	80	-	-	-	80
Depreciation Expense	2,721	-	1,360	-	2,721
Insurance Expense	860	-	394	-	860
Marketing and Promotion Expense	1,804	-	1,804	-	1,804
Travel Expense	22,214	6,472	15,107	6,473	33,163
Professional Fees
Accounting	25,000	25,000	-	-	50,000
Consulting Fees	38,160	-	13,000	-	60,660
Legal Fee	26,800	45,000	10,800	15,000	120,250
Transfer Agent fees	1,025	9,000	-	9,000	1,415
SEC & EDGAR Filling Fee	4,582	3,010	1,530	1,603	9,155
Professional Fees	95,567	82,010	25,330	25,603	241,480
Software	74	-	-	-	394
Rent Expense	7,753	1,536	681	510	11,109
Total Expense	175,134	93,042	65,043	34,923	342,341

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

Current and Future Planned Operational Activities

In the fiscal quarter ended June 30, 2013, we have made $9,000 seed sales. Our revenue generation declined this quarter because we shifted our resources to focus on fundraising activities. Management has spent a considerable amount of time traveling and meeting potential investors.

The main focus of the management team during this fiscal quarter is to raise capital in order to acquire the Fugou project. We have met with a number of potential funding sources but as of the date of the filing of this report, we have no binding agreement, commitment or understanding with any third party to secure for us or provide us with funding.

A&C has signed a letter of intent with Dr. Krystyna M. Ladd, carrot breeder of Integra Hybrids, LLC. located in California. However, we have no binding agreement, commitment or understanding with Dr. Ladd, Integra Hybrids, LLC or any of their affiliates to develop the carrot market in China or undertake any other activities. There is no assurance that we will ever have a binding agreement, commitment or understanding with Dr. Ladd, Integra Hybrids, LLC or any of their affiliates or that we will develop the carrot market in China or undertake any other similar activities.

We continue to meet vegetable producers, growers, freezers and processors in California but as of the date of the filing of this report, we have no binding agreement, commitment or understanding with any of them and may never have any such binding agreement, commitment or understanding with any of them in the future.

Charlie attended the 13th annual “Conference on Overseas Chinese Pioneering and Developing in China” in Wuhan, Hubei (http://www.hch.org.cn/). Charlie attended vegetable conferences and shows in Guangxi and Hunan provinces.

During the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions:

Milestone Table

Event	Actions	Anticipated Time Frame	Total estimated cost

Continue due diligence of the Fugou Project [1]	Conduct meetings with the local government and possible strategic partner	By September 30th, 2013	$5,000

Raise $2 million or more from institutional and/or retail investors [2]	Marketing, conduct meetings roadshows	By December 31st, 2013	$20,000

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

[2] We have no contract, agreement or commitment with any party to raise these funds or invest in the Company. The estimated cost does not include any fees or commissions we may have to pay in connection with any fundraising activities. However, there is a written memorandum between the parties indicating that once we register our legal subsidiary in China, which is currently in process, and make the required investment, currently not set but anticipated to be at least $2 million, we will assume all the rights and obligations of the non-governmental party to the memorandum. We anticipate that we will enter into a formal binding agreement if and at such time as we make an investment and become a formal, legal party to project. As of June 30, 2013 all prerequisites are complete in order for A&C to start the registration process. A&C’s management team is going to start the company set up in August.

As described in “Liquidity and Capital Resources,” below, we currently have sufficient cash resources to fund all of the anticipated obligations in the chart but not the amounts set forth in footnotes one and two of the chart.

Results of Operations

For the fiscal quarter ended June 30, 2013 vs. 2012

Revenue

There was $ 9,000 and $ 98,000 revenue generated for the fiscal quarter ended June 30, 2013 and 2012. Our revenue generation declined this quarter because company has shifted focus to fundraising activities rather than product sales.

Cost of Revenue

There was $5,834 and $92,121 cost of goods sold incurred for the fiscal quarter ended June 30, 2013 and 2012 respectively. The cost of goods sold declined due to the decreasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the fiscal quarter ended June 30, 2013 and 2012, there was a total of $65,043 and $34,923 operating expenses respectively. $25,330 out of the total $65,043 was professional service fee due to company listing and filling, and $25,603 out of the total $34,923 was professional service fee due to company listing and filling.

For the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2013, there was a total of $342,341 operating expenses.

			Cumulative from
	Three Months Ended	Three Months Ended	February 7, 2011 (Date of Inception)
	June 30	June 30	Through
	2013	2012	June 30, 2013
Expense
Bank Service Charges	17	57	606
Business Licenses and Permits	844	1,305	5,628
Meals and Entertainment	2,402	150	4,866
Membership fee	-	505	505
Office Supplies	15	263	447
Postage and Delivery	-	38	497
Printing and Reproduction	-	-	136
Auto and Truck Expenses	909	19	1,039
Payroll Expenses	16,148	-	32,830
Conference & Meeting	-	-	1,987
Interest Expense	32	-	63
Utilities	-	-	41
Website Expense	-	-	2,085
Telephone Expense	-	-	80
Depreciation Expense	1,360	-	2,721
Insurance Expense	394	-	860
Marketing and Promotion Expense	1,804	-	1,804
Travel Expense	15,107	6,473	33,163
Professional Fees
Accounting	-	-	50,000
Consulting Fees	13,000	-	60,660
Legal Fee	10,800	15,000	120,250
Transfer Agent fees	-	9,000	1,415
SEC & EDGAR Filling Fee	1,530	1,603	9,155
Professional Fees	25,330	25,603	241,480
Software	-	-	394
Rent Expense	681	510	11,109
Total Expense	65,043	34,923	342,341

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter ended June 30, 2013 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $ 61,877 and $29,054 for the fiscal quarter ended June 30, 2013 and 2012, and net losses of $280,412 for period from February 7, 2011 to June 30, 2013.

For the nine months ended June 30, 2013 vs. 2012

Revenue

There was $623,144 and $ 98,000 revenue generated for the nine months ended June 30, 2013 and 2012 as we commenced selling seeds in nine months ended June 30, 2013.

Cost of Revenue

There was $573,563 and $ 92,131 cost of goods sold incurred for the nine months ended June 30, 2013 and 2012 respectively as we commenced selling seeds in nine months ended June 30, 2013.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the nine months ended June 30, 2013 and 2012, there was a total of $175,134 and $93,042 operating expenses respectively. $95,567 out of the total $175,134 was professional service fee due to company listing and filling, and $82,010 out of the total $93,042 was professional service fee due to company listing and filling.

Started from January 2013, the Company started to pay annual salary to President Yidan Liu for $ 60,000. The total payroll expense for the nine months period ended June 30, 2013 is $ 32,943, which included the payroll taxes paid to government and net salary to Yidan Liu.

For the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2013, there was a total of $342,341 operating expenses.

			Cumulative from
	Nine Months Ended	Nine Months Ended	February 7, 2011 (Date of Inception)
	June 30	June 30	Through
	2013	2012	June 30, 2013
Expense
Bank Service Charges	104	158	606
Business Licenses and Permits	944	1,879	5,628
Meals and Entertainment	4,592	151	4,866
Membership fee	-	505	505
Office Supplies	63	263	447
Postage and Delivery	347	38	497
Printing and Reproduction	-	11	136
Auto and Truck Expenses	955	19	1,039
Payroll Expenses	32,943	-	32,830
Conference & Meeting	1,987	-	1,987
Interest Expense	-	-	63
Utilities	41	-	41
Website Expense	2,085	-	2,085
Telephone Expense	80	-	80
Depreciation Expense	2,721	-	2,721
Insurance Expense	860	-	860
Marketing and Promotion Expense	1,804	-	1,804
Travel Expense	22,214	6,472	33,163
Professional Fees
Accounting	25,000	25,000	50,000
Consulting Fees	38,160	-	60,660
Legal Fee	26,800	45,000	120,250
Transfer Agent fees	1,025	9,000	1,415
SEC & EDGAR Filling Fee	4,582	3,010	9,155
Professional Fees	95,567	82,010	241,480
Software	74	-	394
Rent Expense	7,753	1,536	11,109
Total Expense	175,134	93,042	342,341

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the nine months ended June 30, 2013 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $125,553 and $ 87,173 for the nine months ended June 30, 2013 and 2012, and net losses of $280,412 for period from February 7, 2011 to June 30, 2013.

Liquidity and Capital Resources

	At June 30	At June 30	At September 30
	2013	2012	2012

Current Ratio*	17.13	112.93	5.36
Cash	$380,270	$346,572	$181,879
Working Capital***	$578,531	$350,441	$355,297
Total Assets	$616,334	$353,572	$436,879
Total Liabilities	$35,990	$3,131	$81,582

Total Equity	$580,344	$379,495	$355,297

Total Debt/Equity**	0.06	0.01	0.23

*Current Ratio = Current Assets /Current Liabilities.
** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.
*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $380,270 and $346,572 at fiscal quarter ended June 30, 2013 and 2012 and the working capital of $578,531 and $350,441 with liabilities of $35,990 and $3,131.

As of June 30, 2013, we have $380,270 in cash. As shown in the Milestone Table above, we need a minimum of approximately $25,000 in funds to finance our business in the next 12 months. This amount does not include all our costs which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $75,000 annually. Accordingly, we estimate our total need for funds for operations in the next 12 months is $120,000. Accordingly, as we anticipate an average monthly burn rate of no more than $10,000 during the next 12 months, we believe we have sufficient cash available to fund all of our operational and SEC filing needs during the next 12 months.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/ Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2013, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

During the three months ended June 30, 2013, we issued total 12,000 shares valued at $.25/share to Blue Future Inc. for their public relations consulting services.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

10.1	Letter of intent with Dr. Krystyna M. Ladd, carrot breeder of Integra Hybrids, LLC

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

A & C United Agriculture Developing Inc.,
a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Yidan (Andy) Liu	August 13, 2013	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer,	August 13, 2013
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Letter of intent with Dr. Krystyna M. Ladd, carrot breeder of Integra Hybrids, LLC

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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