Form 10-K
period 2013-09-30
A&C United Agriculture Developing Inc.
filed 2013-12-16
CIK 1539778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant’s common stock did trade price on March 31, 2013 was $.35. Based upon that price of $.35 per share and 6,116,495 shares held by non-affiliates, this amount is $2,140,773.

We have 36,361,495 shares of common stock outstanding as of December 1, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that A & C United Agriculture Developing, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “A&C”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

Current Operational Activities

We continue to meet vegetable producers, growers, freezers and processors in California but as of the date of the filing of this report, we have no binding agreement, commitment or understanding with any of them and may never have any such binding agreement, commitment or understanding with any of them in the future.

We last reported about A&C signing a letter of intent with Dr. Krystyna M. Ladd, carrot breeder of Integra Hybrids, LLC. located in California. We are focused on developing this aspect of our business. With that in mind, we have arranged the trials of seeds for carrot we obtained from Dr. Ladd through local farmers in South China. We anticipate that the first crops will be ready for review in February/March 2014. We are planning to take Dr. Krystyna M. Ladd to China in the first part 2014 after the crops are ready to review and assess the results. If the results are positive, we intend to purchase seeds from Dr. Krystyna M. Ladd and sell them throughout China.

However, it still remains true that we have no binding agreement, commitment or understanding with Dr. Ladd, Integra Hybrids, LLC or any of their affiliates to develop the carrot market in China or undertake any other activities other than set forth above. There is no assurance that we will ever have a binding agreement, commitment or understanding with Dr. Ladd, Integra Hybrids, LLC or any of their affiliates or that we will develop the carrot market in China or undertake any other similar activities.

We continue to desire to locate funding sources for our now current plan, but as of the date of the filing of this report, we have no binding agreement, commitment or understanding with any third party to secure for us or provide us with funding.

The Company decided to give up the Fugou project. We started working on this project May 2012. However, since then, the Company has encountered capital raising difficulties and could not raise the fund necessary to invest in to the project. Instead, our strategic partner in Fugou has been investing and building the farmland on his own. We now have determined that it will be a more complex and time-consuming project than anticipated and thus has been abandoned.

During the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions:

Milestone Table

Event	Actions	Anticipated Time Frame	Total estimated cost
Subsidiary In Stockholm, Sweden [1]	Registration Process	By 12/31/2013	15,000
Obtain DTC Eligibility	Hire consulting firm Prepare required documents	By 9/30/2014	15,000
Trial Assessment of Carrots	Invite Dr. Ladd to China to review results of harvested crops.	By 3/31/2014	20,000

[1] In addition to sourcing seed in the US, we are now also focusing on sourcing seed from European countries Currently, we have imported lettuce seeds from Italy early this year and have resold part of them in China and intend to sell the rest in 2014. We have also trialed tomato seeds from Spain, squash seeds from Israel in a manner similar to the carrot trials described above. If the trials prove successful, we plan to start selling these seeds as well. We have no written agreements with any seed suppliers or farmers trialing our seeds. We plan to set up an office in Sweden which will facilitate our ability to ship European seeds directly to China from Europe.

As described in “Liquidity and Capital Resources,” below, we currently have sufficient cash resources to fund all of the anticipated obligations in the chart as well as those set forth in the chart above.

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

Customers

We are currently selling our seeds to wholesalers in China. Our selling efforts increased in fiscal year ended September 30, 2013 resulting in $966,000 of revenue.

We are continuing our efforts to ramp up our selling efforts in China in 2014. Although we may source seeds and strategic agreement from the U.S. and Europe, we do not currently plan on selling our seeds or conducting related aspects of our business other than in China.

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

Item 2. Description of Property

Our business office address is Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook IL 60523.

●	Name of Landlord: Regus

●	Term of Lease: 2/24/2011 to 2/29/2013, automatically extended an additional year.

●	Monthly Rental: $169

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “ACUG”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
September 30, 2013	$0.35	$0.20
June 30, 2013	$0.35	$0.20
March 31, 2013	$0.35	$0.20
December 31, 2012	$0.35	$0.20
September 30, 2012	$0.25	$0.15
June 30, 2012	$0.25	$0.05

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

Current Operational Activities

We continue to meet vegetable producers, growers, freezers and processors in California but as of the date of the filing of this report, we have no binding agreement, commitment or understanding with any of them and may never have any such binding agreement, commitment or understanding with any of them in the future.

We last reported about A&C signing a letter of intent with Dr. Krystyna M. Ladd, carrot breeder of Integra Hybrids, LLC. located in California. We are focused on developing this aspect of our business. With that in mind, we have arranged the trials of seeds for carrot we obtained from Dr. Ladd through local farmers in South China. We anticipate that the first crops will be ready for review in February/March 2014. We are planning to take Dr. Krystyna M. Ladd to China in the first part 2014 after the crops are ready to review and assess the results. If the results are positive, we intend to purchase seeds from Dr. Krystyna M. Ladd and sell them throughout China.

However, it still remains true that we have no binding agreement, commitment or understanding with Dr. Ladd, Integra Hybrids, LLC or any of their affiliates to develop the carrot market in China or undertake any other activities other than set forth above. There is no assurance that we will ever have a binding agreement, commitment or understanding with Dr. Ladd, Integra Hybrids, LLC or any of their affiliates or that we will develop the carrot market in China or undertake any other similar activities.

We continue to desire to locate funding sources for our now current plan, but as of the date of the filing of this report, we have no binding agreement, commitment or understanding with any third party to secure for us or provide us with funding.

The Company decided to give up the Fugou project. We started working on this project May 2012. However, since then, the Company has encountered capital raising difficulties and could not raise the fund necessary to invest in to the project. Instead, our strategic partner in Fugou has been investing and building the farmland on his own. We now have determined that it will be a more complex and time-consuming project than anticipated and thus has been abandoned.

During the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions:

Milestone Table

Event	Actions	Anticipated Time Frame	Total estimated cost
Subsidiary In Stockholm, Sweden [1]	Registration Process	By 12/31/2013	15,000
Obtain DTC Eligibility	Hire consulting firm Prepare required documents	By 9/30/2014	15,000
Trial Assessment of Carrots	Invite Dr. Ladd to China to review results of harvested crops.	By 3/31/2014	20,000

[1] In addition to sourcing seed in the US, we are now also focusing on sourcing seed from European countries Currently, we have imported lettuce seeds from Italy early this year and have resold part of them in China and intend to sell the rest in 2014. We have also trialed tomato seeds from Spain, squash seeds from Israel in a manner similar to the carrot trials described above. If the trials prove successful, we plan to start selling these seeds as well. We have no written agreements with any seed suppliers or farmers trialing our seeds. We plan to set up an office in Sweden which will facilitate our ability to ship European seeds directly to China from Europe.

As described in “Liquidity and Capital Resources,” below, we currently have sufficient cash resources to fund all of the anticipated obligations in the chart as well as those set forth in the chart above.

Results of Operations

For the fiscal year end ended September 30, 2013 vs. 2012

Revenue

There was $ 966,229 and $ 178,000 revenue generated for the fiscal year end ended September 30, 2013 and 2012.

Cost of Revenue

There was $ 879,446 and $ 165,645 cost of goods sold incurred for the fiscal year end ended September 30, 2013 and 2012 respectively. The cost of goods sold increased due to the increasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the fiscal year end ended September 30, 2013 and 2012, there was a total of $219,829 and $ 129,664 operating expenses respectively. $101,823 out of the total $ 219,829 was professional service fee due to company listing and filling, and $111,463 out of the total $129,664 was professional service fee due to company listing and filling.

For the cumulative period from February 7, 2011 (Date of Inception) to September 30, 2013, there was a total of $387,036 operating expenses.

	Year Ended September 30	Year Ended September 30	Cumulative from February 7, 2011 (Date of Inception) To September 30,
	2013	2012	2013
Operating Expense
Bank Service Charges	203	232	705
Auto and Truck Expenses	1,067	70	1,151
License & Registration	1,232	3,409	5,916
Meals and Entertainment	6,627	206	6,901
Membership fee	-	505	505
Conference & Meeting	2,347	-	2,347
Marketing & Promotion Expense	1,804	-	1,804
Insurance Expense	1,245	-	1,245
Interest Expense	95	-	95
Office Supplies	5,117	334	5,451
Payroll Expenses	48,978	-	48,978
Telephone Expense	80	-	80
Utilities	41	-	41
Website Expense	2,085	-	2,085
Depreciation Expense	4,081	-	4,081
Postage and Delivery	347	121	498
Printing and Reproduction	-	11	135
Software	74	320	394
Professional Fees
Accounting	25,000	25,000	50,000
Consulting fees	42,160	22,500	64,660
Legal Fee	26,800	59,000	120,250
Transfer Agent fees	1,960	390	2,350
SEC & EDGAR Filling Fee	5,903	4,573	10,476
Professional Fees	101,823	111,463	247,736
Travel Expense
Air Tickets	14,977	7,629	22,606
Car Rental	827	762	1,589
Gas	2,924	433	3,357
Hotel Expense	7,251	1,906	9,157
Transportation expense	8,680	219	8,899
Travel Expense	34,659	10,949	45,608
Rent Expense	7,924	2,044	11,280
Total Operating Expense	$219,829	$129,664	$387,036

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal year end ended September 30, 2013 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $ 133,046 and $ 117,317 for the fiscal year end ended September 30, 2013 and 2012, and net losses of $287,906 for period from February 7, 2011 to September 30, 2013.

Liquidity and Capital Resources

	At September 30	At September 30
	2013	2012

Current Ratio*	22.38	5.36
Cash	$384,675	$181,879
Working Capital***	$570,131	$355,297
Total Assets	$599,639	$436,879
Total Liabilities	$26,788	$81,582

Total Equity	$572,851	$355,297

Total Debt/Equity**	0.05	0.23

*Current Ratio = Current Assets /Current Liabilities.
** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.
*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $384,675 and $181,879 at fiscal year end ended September 30, 2013 and 2012 and the working capital of $570,131 and $355,297 with liabilities of $26,788 and $81,582.

As of September 30, 2013, we have $384,675 in cash. As shown in the Milestone Table above, we need a minimum of approximately $50,000 in funds to finance our business in the next 12 months. This amount does not include all our costs which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $150,000 annually. Accordingly, we estimate our total need for funds for operations in the next 12 months is $200,000. Accordingly, as we anticipate an average monthly burn rate of no more than $16,666 during the next 12 months, we believe we have sufficient cash available to fund all of our operational and SEC filing needs during the next 12 months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

A & C United Agriculture Developing Inc

 (A Development Stage Enterprise)

Audited Financial Statements

As of September 30, 2013 and 2012

Independent Registered Public Accounting Firm’s Auditor’s Report on the Financial Statements

Board of Directors and Shareholders of A & C United Agriculture Developing Inc

We have audited the accompanying balance sheets of A & C United Agriculture Developing Inc as of September 30, 2013, and the related statements of loss, shareholders’ equity, and cash flows for the year ended September 30, 2013, and for the cumulative period from February 7, 2011 (date of inception) through September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A & C United Agriculture Developing Inc. as of September 30, 2013, and the results of its operations and their cash flows for the year ended September 30, 2013, and for the cumulative period February 7, 2011 (date of inception) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL

December 3, 2013

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET

	September 30,	September 30,
	2013	2012
ASSETS	(audited)	(audited)
Current assets:
Cash and cash equivalents	$384,675	$181,879
Accounts receivable	124,085	-
Inventory	2,216	239,000
Total Current Assets	$510,976	$420,879
Other current assets:
Prepaid expense	170	16,000
Loan to shareholder	46,884	-
Prepaid to Supplier	18,200	-
Total Other Current Assets	$65,254	$16,000
Property, plant and equipment, net	$23,125	$-
Other assets:
Deferred interest expense	284	-
Total Other Assets	$284	$-
TOTAL ASSETS	$599,639	$436,879
LIABILITIES & EQUITY
Current liabilities:
Account payable	$-	$551
Credit card payable	4,717	1,031
Total current liabilities	$4,717	$1,582
Other current liabilities:
Loan from shareholders	-	-
Payroll liabilities	1,382	-
Unearned revenue	-	80,000
Total other current liabilities	$1,382	$80,000
Long term liabilities:
Car loan	20,689	-
Total long term liabilities	$20,689	$-
Total liabilities	$26,788	$81,582
Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
36,361,495 shares issued and outstanding.	$36,362	$34,625
Paid-in capital	824,088	475,325
Deficit accumulated during the development stage	(287,906)	(154,860)
Accumulated other comprehensive income (loss)	307	207
Total stockholders' equity	$572,851	$355,297
TOTAL LIABILITIES & EQUITY	$599,639	$436,879

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Year Ended September 30,	Year Ended September 30,	Cumulative from February 7, 2011 (Date of Inception) Through September 30,
	2013	2012	2013
	(Audited)	(Audited)	(Audited)
Revenues	$966,229	$178,000	$1,144,229
Cost of Goods Sold	$879,446	$165,645	$1,045,091
Gross Profit	$86,783	$12,355	$99,138
Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	$215,748	$129,664	$382,955

Depreciation and amortization expenses	$4,081	$-	$4,081
Total Operating Expenses	$219,829	$129,664	$387,036

Operating Income (Loss)	$(133,046)	$(117,309)	$(287,898)

Investment income, net	$-	$-	$-
Interest Expense, net	$-	$8	$8
Income (Loss) before income taxes	$(133,046)	$(117,317)	$(287,906)
Income (Loss) tax expense	$-	$-	$-
Net Income (Loss)	$(133,046)	$(117,317)	$(287,906)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)	$(0.01)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$100	$-	$307
Other comprehensive income (loss)	$100	$-	$307
Comprehensive Income (Loss)	$(132,946)	$(117,317)	$(287,599)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through September 30, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks
to shareholders @0.001 per
share on February 7, 2011	30,000,000	$30,000	$-			$30,000

Issuance of common stocks
to shareholders @0.1 per
share on May 31, 2011	4,449,495	$4,450	$440,500			$444,950

Adjustment for Exchange
rate changes					$207	$207

Net loss for the year
ended September 30, 2011				$(37,543)		$(37,543)

Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Issuance of common stocks
to Michael Williams @0.2
per share on July 16, 2012	150,000	$150	$29,850			$30,000

Issuance of common stocks
to Pivo Associates Inc @0.2
per share on July 20, 2012	25,000	$25	$4,975			$5,000

Adjustment for currency rate exchange					$-	$-

Net loss for the year
ended September 30, 2012				$(117,317)		$(117,317)

Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Issuance of common stocks
to Shareholders @ 0.2
per share on December 31, 2012	1,675,000	$1,675	$333,325			$335,000

Issuance of common stocks
to Shareholders @ 0.25
per share on March 12, 2013	50,000	$50	$12,450			$12,500

Issuance of common stocks
to Blue Future @ 0.25
per share on April 29, 2013	12,000	$12	$2,988			$3,000

Adjustment for currency rate exchange					$100	$100

Net loss for the year
ended September 30, 2013				$(133,046)		$(133,046)

Balance, September 30, 2013	36,361,495	$36,362	$824,088	$(287,906)	$307	$572,851

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Year Ended September 30,	Year Ended September 30,	Cumulative from February 7, 2011 (Date of Inception) Through September 30,
	2013	2012	2013
	(Audited)	(Audited)	(Audited)
Operating Activities:
Net income (loss)	$(133,046)	$(117,317)	$(287,906)
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	30,000	64,450
Non-cash portion of share based consulting fee expense	15,500	5,000	20,500
Depreciation expenses	4,081	-	4,081
Deferred interest expense	(284)	-	(284)
Inventory	236,784	(239,000)	(2,216)
Accounts receivable	(124,085)	-	(124,085)
Prepaid expense	15,830	(15,831)	(170)
Prepaid to supplier	(18,200)	-	(18,200)
Payroll liabilities	1,382	-	1,382
Account payable	(551)	551	-
Credit card payable	3,686	1,031	4,717
Unearned revenue	(80,000)	80,000	-
Net cash provided by operating activities	$(78,903)	$(255,566)	$(337,731)

Investing Activities:
Purchase of property, plant and equipment	(27,206)	-	(27,206)
Net cash provided by investing activities	$(27,206)	$-	$(27,206)

Financing Activities:
Loan from shareholders	$-	$(2,992)	$-
Loan to shareholders	(46,884)	-	(46,884)
Long term Loans	20,689	-	20,689
Proceeds from issuance of common stock	335,000	5,000	775,500
Net cash provided by financing activities	$308,805	$2,008	$749,305

Effect of Exchange Rate on Cash	$100	$-	$307
Net increase (decrease) in cash and cash equivalents	$202,796	$(253,558)	$384,675
Cash and cash equivalents at beginning of the year	$181,879	$435,437	$-
Cash and cash equivalents at end of year	$384,675	$181,879	$384,675

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE A – BUSINESS DESCRIPTION

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2013, the company had cash and cash equivalents of $ 384,675.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are expensed to operations while major repairs are capitalized.

The vehicle was recorded as fixed asset to depreciate over 5 years with straight line method. In the fiscal year ended September 30, 2013, the Company purchased a $ 27,206 passenger vehicle.

As of September 30, 2013, the company has property, plant, and equipment at a net cost of $ 23,125, and $ 4,081 of accumulated depreciation expense was recorded.

Prepaid Expense

As of September 30, 2013, the Company prepaid office rent expense of $170 and prepaid $ 18,200 to a supplier, Hazera Genetics Ltd, located at Aventura, Florida for future seeds purchase order.

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

Inventory

The inventory was valued at cost of purchase from an Italy supplier. As of September 30, 2013, the Company has $ 2,216 Lettuce seeds in stock. And the inventories were stored at the garage of Yidan Liu’s house at no charges and written agreement.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long Term Liabilities

In December 5th, 2012, the Company purchased a vehicle at a financing amount of $ 27,585.36 with 36 monthly equal payments. As of September 30, 2013, the Company has a net car loan of $ 20,689.

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

The Company had total revenue of $ 966,229 and $ 178,000 for the fiscal year ended September 30, 2013 and 2012 respectively and $ 1,144,229 for the period of February 7, 2011 to September 30, 2013.

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

The Company had $ 239,000 inventory as of September 30, 2012.

From the period of October 1, 2012 to September 30, 2013, the Company purchase $ 633,952 vegetable seeds from Europe and US suppliers, and a cost amount of $ 870,736 have been sold to Asia and China; and there are 2,216 inventories as of September 30, 2013.

For the year ended September 30, 2013, the Company had related cost of goods sold expense and freight cost of $ 8709.

As a result, a total of $ 879,446 and $ 165,645 cost of goods sold was recorded for fiscal year ended September 30, 2013 and 2012; and $ 1,045,091 cost of good sold was recorded for the period of October 1, 2012 to September 30, 2013.

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

Operating Leases

The Company entered into a lease for its corporate offices in under terms of non-cancelable operating leases. The lease term is from February 24, 2011 through February 29, 2014 and requires a roughly $170 monthly lease payment, and this office is located at 700 Commerce Drive, STE 500, Oak Brook IL 60523, USA.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

Operation expense consists of selling, general and administrative expenses, and depreciation expense.

For the fiscal year ended September 30, 2013 and 2012, there was a total of $ 219,829, and $ 129,664 operating expenses respectively.

For the cumulative period from February 7, 2011 (Date of Inception) to September 30, 2013, there was a total of $ 387,036 operating expenses.

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

The total payroll expense for the fiscal year ended September 30, 2013 is $48,978, which included the payroll taxes to the government and the net salary to the Officer.

Professional Fees

Professional fees are consist of accounting and auditing fee, legal fee, consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 101,823 and $ 111,463 for the fiscal year ended September 30, 2013 and 2012 respectively.

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

As of September 30, 2013, total 30,235,000 shares were issued to officers and directors as follows:

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

*Based upon total outstanding shares 36,361,495 as of September 30, 2013

Loans to Officers

As of September 30, 2013, the Company advanced $ 46,884 to the officer, Jun Huang, for operating, and marketing activity. The outstanding balance is due on demand and no agreement was signed.

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

Therefore, as of September 30, 2013, there was total of 36,361,495 shares issued and outstanding.

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

As of September 30, 2013 the cash and cash equivalent balance was $ 384,675 and there is cumulative net loss of $ 287,906 for the cumulative period from February 7, 2011 (Date of Inception) to September 30, 2013.

Exhibit A

	Year Ended September 30,	Year Ended September 30,	Cumulative from February 7, 2011 (Date of Inception) To September 30,
	2013	2012	2013
Operating Expense
Bank Service Charges	203	232	705
Auto and Truck Expenses	1,067	70	1,151
License & Registration	1,232	3,409	5,916
Meals and Entertainment	6,627	206	6,901
Membership fee	-	505	505
Conference & Meeting	2,347	-	2,347
Marketing & Promotion Expense	1,804	-	1,804
Insurance Expense	1,245	-	1,245
Interest Expense	95	-	95
Office Supplies	5,117	334	5,451
Payroll Expenses	48,978	-	48,978
Telephone Expense	80	-	80
Utilities	41	-	41
Website Expense	2,085	-	2,085
Depreciation Expense	4,081	-	4,081
Postage and Delivery	347	121	498
Printing and Reproduction	-	11	135
Software	74	320	394
Professional Fees
Accounting	25,000	25,000	50,000
Consulting fees	42,160	22,500	64,660
Legal Fee	26,800	59,000	120,250
Transfer Agent fees	1,960	390	2,350
SEC & EDGAR Filling Fee	5,903	4,573	10,476
Professional Fees	101,823	111,463	247,736
Travel Expense
Air Tickets	14,977	7,629	22,606
Car Rental	827	762	1,589
Gas	2,924	433	3,357
Hotel Expense	7,251	1,906	9,157
Transportation expense	8,680	219	8,899
Travel Expense	34,659	10,949	45,608
Rent Expense	7,924	2,044	11,280
Total Operating Expense	$219,829	$129,664	$387,036

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/ Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after September 30, 2013.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of September 30, 2013, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2013. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1. Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP, in addition to the small size of the staff.

This weakness also is due to our CEO and CFO being the same person.

2. Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function. This weakness also is due to our CEO and CFO being the same person.

In order to mitigate these material weaknesses to the fullest extent possible, all work of the CFO is reviewed by a Director of the Company. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. The Company continues to study the implementation of additional internal controls over accounting and financial reporting.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Yidan (Andy) Liu	44	Founder, Director and President/Treasurer
Jun (Charlie) Huang	46	Founder, Director and Secretary
Ross Rispens	55	Director
Manying Chen	49	Director
Minhang Wei	42	Director
Xinyu Wang	46	Director

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

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

Since January 1, 2013, we have paid Yidan Liu, president and director, salary of $60,000 per year pursuant to an oral agreement. The term is for one year. It might be increased or decreased based on Andy’s time and effort and on Company’s overall performance. We have no plan to pay any other member of management any salary yet.

Director Compensation

Name and Fiscal Year Ended September 30, 2013	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yidan (Andy) Liu	45,000	0	0	0	0	0	45,000
Jun (Charlie) Huang	0	0	0	0	0	0	0
Ross Rispens	0	0	0	0	0	0	0
MinHang Wei	0	0	0	0	0	0	0
ManYing Chen	0	0	0	0	0	0	0
XinYu Wang	0	0	0	0	0	0	0

The Company had an oral compensation agreement with Yidan Liu, the President, to paying him a salary of $ 60,000 start in January 1, 2013. As of September 30, 2013, Yidan Liu was paid $ 45,000. And we have no compensation arrangements (such as fees for retainer, committee service, service as founder and secretary/treasurer of the board or a committee, and meeting attendance) with directors other than Yidan (Andy) Liu.

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

Name	Number of Shares of Common stock	Percentage

Yidan (Andy) Liu [1]	15,010,000	41.28%

Jiwen Zhang [1]	15,010,000	41.28%

Jun (Charlie) Huang	15,000,000	41.25%

Ross Rispens	75,000	0.21%

MinHang Wei	100,000	0.28%

ManYing Chen	50,000	0.14%

XinYu Wang	10,000	0.03%

All executive officers and directors as a group [6 persons]	30,245,000	83.19%

[1] Includes 10,000 shares owned by Jiwen Zhang, wife of Mr. Liu.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 36,361,495 shares of common stock outstanding as of November 1, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

As of September 30, 2013, total 30,235,000 shares were issued to officers and directors as follows:

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

*Based upon total outstanding shares 36,361,495 as of September 30, 2013

Loans to Officers

As of September 30, 2013, the Company advanced $ 46,884 to the officer, Jun Huang, for operating, and marketing activity of the corporation. The outstanding balance is due on demand and no agreement was signed.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended September 30, 2013 and 2011.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2012 and 2013.

	2013	2012

Audit Fees	$25,000	$25,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$25,000	$25,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

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

A & C United Agriculture Developing, Inc., a Nevada corporation

A & C United Agriculture Developing Inc.

December 16, 2013	By:	/s/ Yidan (Andy) Liu
Yidan (Andy) Liu
Principal Executive Officer, Principal Accounting Officer and
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on our behalf by the undersigned, thereunto duly authorized, in Oak Brook IL on December 16, 2013.

Signature	Title	Date

/s/ Yidan (Andy) Liu	Principal Executive Officer, Principal Accounting Officer and	December 16, 2013
Yidan (Andy) Liu	Principal Financial Officer and Director

/s/ Jun (Charlie) Huang	Director	December 16, 2013
Jun (Charlie) Huang

/s/ Ross Rispens	Director	December 16, 2013
Ross Rispens

/s/ Manying Chen	Director	December 16, 2013
Manying Chen

/s/ Minhang Wei	Director	December 16, 2013
Minhang Wei

/s/ Xinyu Wang	Director	December 16, 2013
Xinyu Wang

EXHIBIT INDEX

ADD ANY NEW EXHIBITS FOR PROPERTY LEASES OR OTHER MATERIAL AGREEMENTS AS NECESSARY

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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