Form 10-Q
period 2013-12-31
A&C United Agriculture Developing Inc.
filed 2014-01-30
CIK 1539778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 30, 2014 there were 36,661,495 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

A & C United Agriculture Developing Inc

(A Development Stage Enterprise)

Unaudited Financial Statements

As of December 31, 2013

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET

	December 31,	September 30,
	2013	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$166,989	$384,675
Accounts receivable	208,085	124,085
Inventory	140,606	2,216
Total Current Assets	$515,680	$510,976
Other current assets:
Prepaid expense	$171	$170
Loan to shareholder	37,508	46,884
Prepaid to Supplier	-	18,200
Total Other Current Assets	$37,679	$65,254
Property, plant and equipment, net	$21,765	$23,125
Other assets:
Deferred interest expense	253	284
Total Other Assets	$253	$284

TOTAL ASSETS	$575,377	$599,639
LIABILITIES & EQUITY
Current liabilities:
Account payable	$196	$-
Credit card payable	1,883	4,717
Total current liabilities	$2,079	$4,717
Other current liabilities:
Loan from shareholders	$2,796	$-
Payroll liabilities	1,383	1,382
Total other current liabilities	$4,179	$1,382
Long term liabilities:
Car loan	18,390	20,689
Total long term liabilities	$18,390	$20,689
Total liabilities	$24,648	$26,788

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
36,661,495 shares issued and outstanding.	$36,612	$36,362
Paid-in capital	873,838	824,088
Deficit accumulated during the development stage	(360,028)	(287,906)
Accumulated other comprehensive income (loss)	307	307
Total stockholders' equity	$550,729	$572,851
TOTAL LIABILITIES & EQUITY	$575,377	$599,639

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Cumulative from February 7, 2011 (Date of Inception) Through December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$212,843	$387,085	$1,357,072
Cost of Goods Sold	$188,851	$357,611	$1,233,942
Gross Profit	$23,992	$29,474	$123,130
Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	$94,754	$51,247	$477,709

Depreciation and amortization expenses	$1,360	$-	$5,441
Total Operating Expenses	$96,114	$51,247	$483,150

Operating Income (Loss)	$(72,122)	$(21,773)	$(360,020)

Investment income, net	$-	$-	$-
Interest Expense, net	$-	$-	$8
Income (Loss) before income taxes	$(72,122)	$(21,773)	$(360,028)
Income (Loss) tax expense	$-	$-	$-
Net Income (Loss)	$(72,122)	$(21,773)	$(360,028)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)	$(0.01)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$-	$100	$307
Other comprehensive income (loss)	$-	$100	$307
Comprehensive Income (Loss)	$(72,122)	$(21,673)	$(359,721)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through December 31, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks
to shareholders @ 0.001 per
share on February 7, 2011	30,000,000	$30,000	$-			$30,000

Issuance of common stocks
to shareholders @ 0.1 per
share on May 31, 2011	4,449,495	$4,450	$440,500			$444,950

Adjustment for Exchange
rate changes					$207	$207

Net loss for the year
ended September 30, 2011				$(37,543)		$(37,543)
Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Issuance of common stocks
to Michael Williams @ 0.2
per share on July 16, 2012	150,000	$150	$29,850			$30,000

Issuance of common stocks
to Pivo Associates Inc @ 0.2
per share on July 20, 2012	25,000	$25	$4,975			$5,000

Adjustment for currency rate exchange					$-	$-

Net loss for the year
ended September 30, 2012				$(117,317)		$(117,317)
Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Issuance of common stocks
to Shareholders @ 0.2
per share on December 31, 2012	1,675,000	$1,675	$333,325			$335,000

Issuance of common stocks
to Shareholders @ 0.25
per share on March 12, 2013	50,000	$50	$12,450			$12,500

Issuance of common stocks
to Blue Future @ 0.25
per share on April 29, 2013	12,000	$12	$2,988			$3,000

Adjustment for currency rate exchange					$100	$100

Net loss for the year
ended September 30, 2013				$(133,046)		$(133,046)
Balance, September 30, 2013	36,361,495	$36,362	$824,088	$(287,906)	$307	$572,851

Issuance of common stocks
to Griffin Produce @ 0.2
per share on December 26, 2013	250,000	$250	$49,750			$50,000

Adjustment for currency rate exchange					$-	$-

Net loss for the period
ended December 31, 2013				$(72,122)		$(72,122)
Balance, December 31, 2013	36,611,495	$36,612	$873,838	$(360,028)	$307	$550,729

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Cumulative from February 7, 2011 (Date of Inception) Through December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net income (loss)	$(72,122)	$(21,773)	$(360,028)
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-		64,450
Non-cash portion of share based consulting fee expense	50,000		70,500
Depreciation expenses	1,360		5,441
Deferred interest expense	31		(253)
Inventory	(138,390)	167,400	(140,606)
Accounts Receivable	(84,000)	(80,085)	(208,085)
Prepaid expense	(1)	11,894	(171)
Prepaid to supplier	18,200	(117,500)	-
Payroll Liabilities	1	-	1,383
Account payable	196	24,449	196
Credit card payable	(2,834)	373	1,883
Unearned revenue	-	(80,000)	-
Net cash provided by operating activities	$(227,559)	$(95,242)	$(565,290)

Investing Activities:
Purchase of property, plant and equipment	-	-	(27,206)
Net cash provided by investing activities	$-	$-	$(27,206)

Financing Activities:
Loan from shareholders	$2,796		$2,796
Loan to shareholders	9,376	(22,000)	(37,508)
Long term Loans	(2,299)	-	18,390
Proceeds from issuance of common stock	-	335,000	775,500
Net cash provided by financing activities	$9,873	$313,000	$759,178

Effect of Exchange Rate on Cash		$100	$307
Net increase (decrease) in cash and cash equivalents	$(217,686)	$217,858	$166,989
Cash and cash equivalents at beginning of the period	$384,675	$181,879	$-
Cash and cash equivalents at end of the period	$166,989	$399,737	$166,989

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2013, the company had cash and cash equivalents of $ 166,989.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are expensed to operations while major repairs are capitalized.

The vehicle was recorded as fixed asset to depreciate over 5 years with straight line method. On December 5, 2012, the Company purchased a $ 27,206 passenger vehicle.

As of December 31, 2013, the company has property, plant, and equipment at a net cost of $ 21,765, and $ 5,441of accumulated depreciation expense was recorded.

Prepaid Expense

As of December 31, 2013, the Company prepaid office rent expense of $171.

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

On December 26, 2013, 250,000 shares were issued to Griffin Produce Company, Inc @ $0.2 per share for consulting and advising service value $ 50,000.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from suppliers. As of December 31 2013, the Company has $ 140,606 various vegetable seeds in stock. And the inventories were stored at the garage of Yidan Liu’s house at no charges and written agreement.

Long Term Liabilities

In December 5th, 2012, the Company purchased a vehicle at a financing amount of $ 27,585.36 with 36 monthly equal payments. As of December 31, 2013, the Company has a net car loan of $ 18,390.

Revenue Recognition

In accordance with the FASB Accounting Standards Codification (ASC) 605-15-25 “Revenue Recognition for Sales of Product”, the Company recognizes revenue when it is realized or realizable and earned. The revenue from the product sales transaction shall be recognized at time of sale if the following conditions are met:

●	The seller’s price to the buyer is substantially fixed or determinable at the date of sale.
●	The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product.
●	The buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product.
●	The buyer acquiring the product for resale has economic substance apart from that provided by the seller.
●	The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer.
●	The amount of future returns can be reasonably estimated.

Revenues include sales of seeds in Asia, Europe, and North America.

The Company had total revenue of $ 212,843 and $ 387,085 for the fiscal quarter ended December 31, 2013 and 2012 respectively and $ 1,357,072 for the period of February 7, 2011 to December 31, 2013.

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

The Company had $ 2,216 inventory as of September 30, 2013.

From the period of October 1, 2013 to December 31, 2013, the Company purchase $ 325,122 vegetable seeds from US suppliers, and a cost amount of $ 186,732 have been sold to Asia and China; and there are $ 140,606 inventories as of December 31, 2013.

For the fiscal quarter ended December 31, 2013, the Company had related cost of goods sold expense and freight cost of $ 2,119.

As a result, a total of $ 188,851 and $ 357,611 cost of goods sold was recorded for the fiscal quarter ended December 31, 2013 and 2012; and $ 1,233,942 cost of good sold was recorded for the period of February 7, 2011 to December 31, 2013.

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

For the fiscal quarter ended December 31, 2013 and 2012, there was a total of $ 96,114, and $ 51,247 operating expenses respectively.

For the cumulative period from February 7, 2011 (Date of Inception) to December 31, 2013, there was a total of $ 483,150 operating expenses.

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

The total payroll expense for the fiscal quarter ended December 31, 2013 is $16,148, which included the payroll taxes to the government and the net salary to the Officer.

Professional Fees

Professional fees are consist of accounting and auditing fee, legal fee, consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 57,700 and $ 47,369 for the three months period ended December 31, 2013 and 2012 respectively.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2013, total 30,235,000 shares were issued to officers and directors as follows:

Name	Title	Share QTY	Amount	Purchase Date	% of Common Share
Jun Huang	Secretary	15,000,000	$15,000	2/7/2011	40.97%
Yidan Liu	President	15,000,000	$15,000	2/7/2011	40.97%
Ross Rispens	Director	75,000	$10,000	5/31/2011	0.20%
Xinyu Wang	Director	10,000	$1,000	5/31/2011	0.03%
Manying Chen	Director	50,000	$5,000	5/31/2011	0.14%
Minhang Wei	Director	100,000	$10,000	5/31/2011	0.27%
Total		30,235,000	$56,000		82.58%
___________
* Based upon total outstanding shares 36,611,495 as of December 31, 2013
Loans to Officers

As of December 31, 2013, the Company advanced $ 37,508 to the officer, Jun Huang, for operating, and marketing activity of the corporation. The outstanding balance is due on demand and no agreement was signed.

Loans from Officers/Shareholders

As of December 31, 2013, the officer, Yidan Liu, loaned $ 2,796 to the Company. The outstanding balance is due on demand and no agreement was signed.

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

On December 26, 2013, 250,000 shares were issued to Griffin Produce Company, Inc @ $0.2 per share for consulting and advising service value $ 50,000.

Therefore, as of December 31, 2013, there was total of 36,611,495 shares issued and outstanding.

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

As of December 31, 2013 the cash and cash equivalent balance was $ 166,989 and there is cumulative net loss of $ 360,028 for the cumulative period from February 7, 2011 (Date of Inception) to December 31, 2013.

Exhibit A

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Cumulative from February 7, 2011 (Date of Inception) Through December 31, 2013
Expense
Bank Service Charges	25	60	730
Business Licenses and Permits	7,873	-	13,789
Meals and Entertainment	3,025	197	9,926
Membership fee	-	-	505
Office Supplies	587	-	6,038
Postage and Delivery	217	81	715
Printing and Reproduction	-	-	135
Auto and Truck Expenses	239	-	1,390
Payroll Expenses	16,148	-	65,126
Conference & Meeting	-	-	2,347
Interest Expense	31	-	126
Utilities	-	-	41
Website Expense	-	-	2,085
Telephone Expense	-	-	80
Depreciation Expense	1,360	-	5,441
Insurance Expense	-	72	1,245
Marketing and Promotion Expense	639	-	2,443
Travel Expense	7,759	2,954	53,367
Professional Fees	-
Accounting	-	25,000	50,000
Consulting Fees	50,000	7,607	114,660
Legal Fee	7,500	13,000	127,750
Transfer Agent fees	200	200	2,550
SEC & EDGAR Filling Fee	-	1,562	10,476
Professional Fees	57,700	47,369	305,436
Software	-	-	394
Rent Expense	511	514	11,791
Total Expense	96,114	51,247	483,150

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

We continue work on trials of seeds for carrot we obtained from Dr. Ladd through local farmers in South China. We still anticipate that the first crops will be ready for review in February/March 2014. We are still planning to take Dr. Krystyna M. Ladd to China in the first part 2014 after the crops are ready to review and assess the results. If the results are positive, we intend to purchase seeds from Dr. Krystyna M. Ladd and sell them throughout China.

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

We have completed the registration of our subsidiary in Stockholm, Sweden during this quarter. As of the date of this report, we have not generated any revenues through this subsidiary. We imported lettuce seeds from Italy early this year and have resold part of them in China and intend to sell the rest in 2014. We have also trialed tomato seeds from Spain, squash seeds from Israel in a manner similar to the carrot trials described above. If the trials prove successful, we plan to start selling these seeds as well. We have no written agreements with any seed suppliers or farmers trialing our seeds. We believe that having this office will facilitate our ability to ship European seeds directly to China from Europe.

During the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions:

Milestone Table

Event	Actions	Anticipated Time Frame	Total estimated cost
Continue to meet vegetable producers, growers, freezers and processors	Ad hoc business trips	By 12/31/2014	$15,000
Obtain DTC Eligibility	Hire consulting firm Prepare required documents	By 9/30/2014	$15,000
Trial Assessment of Carrots	Invite Dr. Ladd to China to review results of harvested crops.	By 3/31/2014	$20,000

As described in “Liquidity and Capital Resources,” below, we currently have sufficient cash resources to fund all of the anticipated obligations in the chart as well as those set forth in the chart above.

Results of Operations

For the fiscal quarter ended December 31, 2013 vs. 2012

Revenue

There was $ 212,843 and $ 387,085 revenue generated for the fiscal quarter ended December 31, 2013 and 2012. Our revenue generation declined this quarter because company has shifted focus to fundraising activities rather than product sales.

Cost of Revenue

There was $ 188,851 and $ 357,611 cost of goods sold incurred for the fiscal quarter ended December 31, 2013 and 2012 respectively. The cost of goods sold declined due to the decreasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the fiscal quarter ended December 31, 2013 and 2012, there was a total of $ 96,114 and $ 51,247 operating expenses respectively. $57,700 out of the total $ 96,114 was professional service fee due to the Company’s filling of a registration statement with the SEC and securing qualification for quotation of its securities from FINRA, and $47,369 out of the total $51,247 was professional service fee due to the Company’s filling of a registration statement with the SEC and securing qualification for quotation of its securities from FINRA.

For the cumulative period from February 7, 2011 (Date of Inception) to December 31, 2013, there was a total of $483,150 operating expenses.

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Cumulative from February 7, 2011 (Date of Inception) Through December 31, 2013
Expense
Bank Service Charges	25	60	730
Business Licenses and Permits	7,873	-	13,789
Meals and Entertainment	3,025	197	9,926
Membership fee	-	-	505
Office Supplies	587	-	6,038
Postage and Delivery	217	81	715
Printing and Reproduction	-	-	135
Auto and Truck Expenses	239	-	1,390
Payroll Expenses	16,148	-	65,126
Conference & Meeting	-	-	2,347
Interest Expense	31	-	126
Utilities	-	-	41
Website Expense	-	-	2,085
Telephone Expense	-	-	80
Depreciation Expense	1,360	-	5,441
Insurance Expense	-	72	1,245
Marketing and Promotion Expense	639	-	2,443
Travel Expense	7,759	2,954	53,367
Professional Fees	-
Accounting	-	25,000	50,000
Consulting Fees	50,000	7,607	114,660
Legal Fee	7,500	13,000	127,750
Transfer Agent fees	200	200	2,550
SEC & EDGAR Filling Fee	-	1,562	10,476
Professional Fees	57,700	47,369	305,436
Software	-	-	394
Rent Expense	511	514	11,791
Total Expense	96,114	51,247	483,150

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter ended December 31, 2013 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $ 72,122 and $ 21,773 for the fiscal quarter ended December 31, 2013 and 2012, and net losses of $360,028 for period from February 7, 2011 to December 31, 2013.

Liquidity and Capital Resources

	At December 31, 2013	At December 31, 2012	At September 30, 2013

Current Ratio*	23.34	26.32	22.38
Cash	$166,989	$399,737	$384,675
Working Capital***	$528,611	$668,624	$570,131
Total Assets	$575,377	$695,028	$599,639
Total Liabilities	$24,648	$26,404	$26,788

Total Equity	$550,729	$693,624	$572,851

Total Debt/Equity**	0.04	0.04	0.05
___________
* Current Ratio = Current Assets /Current Liabilities.
** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.
*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $166,989 and $399,737 at fiscal quarter ended December 31, 2013 and 2012 and the working capital of $ 528,611 and $ 668,624 with liabilities of $ 24,648 and $ 26,404.

As of December 31, 2013, we have $ 166,989 in cash. As shown in the Milestone Table above, we need a minimum of approximately $50,000 in funds to finance our business in the next 12 months. This amount does not include all our costs which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $70,000 annually. Accordingly, we estimate our total need for funds for operations in the next 12 months is $120,000. Accordingly, as we anticipate an average monthly burn rate of no more than $10,000 during the next 12 months, we believe we have sufficient cash available to fund all of our operational and SEC filing needs during the next 12 months.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2013, our disclosure controls and procedures are effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

During the three months ended December 31, 2013, we issued 250,000 shares to Griffin Produce Company for their service done in 2012. We valued these shares on our financial statements at $.0.20 per share for total consideration of $50,000 based upon the value assigned to the shares at the date the contract was sugbed.

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

A & C United Agriculture Developing Inc.,
a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Yidan (Andy) Liu	January 30, 2014	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer,	January 30, 2014
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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