Form 10-Q
period 2014-03-31
A&C United Agriculture Developing Inc.
filed 2014-05-15
CIK 1539778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

As of May 14, 2014, there were 36,611,495 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)

Unaudited Financial Statements

As of March 31, 2014

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET

	March 31,	September 30,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$83,195	$384,675
Accounts receivable	247,347	124,085
Inventory	30,500	2,216
Total Current Assets	$361,042	$510,976
Other current assets:
Prepaid expense	$689	$170
Loan to shareholder	47,329	46,884
Prepaid to Supplier	111,000	18,200
Total Other Current Assets	$159,018	$65,254
Property, plant and equipment, net	$20,404	$23,125
Other assets:
Deferred interest expense	221	284
Total Other Assets	$221	$284
TOTAL ASSETS	$540,685	$599,639

LIABILITIES & EQUITY
Current liabilities:
Account payable	$10,826	$-
Credit card payable	2,243	4,717
Total current liabilities	$13,069	$4,717
Other current liabilities:
Loan from officer/shareholders	$709	$-
Payroll liabilities	1,382	1,382
Total other current liabilities	$2,091	$1,382
Long term liabilities:
Car loan	16,091	20,689
Total long term liabilities	$16,091	$20,689
Total liabilities	$31,251	$26,788

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 36,611,495 shares issued and outstanding.	$36,612	$36,362
Paid-in capital	873,838	824,088
Deficit accumulated during the development stage	(401,304)	(287,906)
Accumulated other comprehensive income (loss)	288	307
Total stockholders' equity	$509,434	$572,851
TOTAL LIABILITIES & EQUITY	$540,685	$599,639

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$361,870	$614,144	$149,027	$227,059	$1,506,099
Cost of Goods Sold	$324,538	$567,729	$135,687	$210,118	$1,369,629
	$37,332	$46,415	$13,340	$16,941	$136,470
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$148,009	$108,730	$61,026	$57,483	$530,964

Depreciation and amortization expenses	$2,721	$1,360	$1,361	$1,360	$6,802
Total Operating Expenses	$150,730	$110,090	$62,387	$58,843	$537,766

Operating Income (Loss)	$(113,398)	$(63,675)	$(49,047)	$(41,902)	$(401,296)

Investment income, net	$-	$-	$-	$-	$-
Interest Expense, net	$-	$-	$-	$-	$8
Income (Loss) before income taxes	$(113,398)	$(63,675)	$(49,047)	$(41,902)	$(401,304)
Income (Loss) tax expense	$-	$-	$-	$-	$-
Net Income (Loss)	$(113,398)	$(63,675)	$(49,047)	$(41,902)	$(401,304)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(19)	$100	$(19)	$-	$288
Other comprehensive income (loss)	$(19)	$100	$(19)	$-	$288
Comprehensive Income (Loss)	$(113,417)	$(63,575)	$(49,066)	$(41,902)	$(401,016)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through March 31, 2014

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks to shareholders @0.001 per share on February 7, 2011	30,000,000	$30,000	$-			$30,000

Issuance of common stocks to shareholders @0.1 per share on May 31, 2011	4,449,495	$4,450	$440,500			$444,950

Adjustment for Exchange rate changes					$207	$207

Net loss for the year ended September 30, 2011				$(37,543)		$(37,543)

Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Issuance of common stocks to Michael Williams @0.2 per share on July 16, 2012	150,000	$150	$29,850			$30,000

Issuance of common stocks to Pivo Associates Inc @0.2 per share on July 20, 2012	25,000	$25	$4,975			$5,000

Adjustment for currency rate exchange					$-	$-

Net loss for the year ended September 30, 2012				$(117,317)		$(117,317)

Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Issuance of common stocks to Shareholders @ 0.2 per share on December 31, 2012	1,675,000	$1,675	$333,325			$335,000

Issuance of common stocks to Shareholders @ 0.25 per share on March 12, 2013	50,000	$50	$12,450			$12,500

Issuance of common stocks to Blue Future @ 0.25 per share on April 29, 2013	12,000	$12	$2,988			$3,000

Adjustment for currency rate exchange					$100	$100

Net loss for the year ended September 30, 2013				$(133,046)		$(133,046)

Balance, September 30, 2013	36,361,495	$36,362	$824,088	$(287,906)	$307	$572,851

Issuance of common stocks to Griffin Produce @ 0.2 per share on December 26, 2013	250,000	$250	$49,750			$50,000

Adjustment for currency rate exchange					$(19)	$(19)

Net loss for the period ended March 31, 2014				$(113,398)		$(113,398)

Balance, March 31, 2014	36,611,495	$36,612	$873,838	$(401,304)	$288	$509,434

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net income (loss)	$(113,398)	$(63,675)	$(49,047)	$(41,902)	$(401,304)

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	$-	12,500	-	12,500	64,450
Non-cash portion of share based consulting fee expense	$50,000	-	-	-	70,500
Depreciation expenses	$2,721	1,360	1,361	1,360	6,802
Deferred interest expense	$63	(347)	32	(347)	(221)
Inventory	$(28,284)	239,000	110,106	71,600	(30,500)
Accounts Receivable	$(123,262)	(227,059)	(39,262)	(146,974)	(247,347)
Prepaid expense	$(519)	15,288	(518)	3,394	(689)
Prepaid to supplier	$(92,800)	-	(111,000)	117,500	(111,000)
Payroll Liabilities	$-	1,918	-	1,918	1,382
Account payable	$10,826	(551)	10,629	(25,000)	10,826
Credit card payable	$(2,474)	(748)	360	(1,121)	2,243
Unearned revenue	$-	(80,000)	-	-	-
Net cash provided by operating activities	$(297,127)	$(102,314)	$(77,339)	$(7,072)	$(634,858)

Investing Activities:
Purchase of property, plant and equipment	-	(27,206)	-	(27,206)	(27,206)
Net cash provided by investing activities	$-	$(27,206)	$-	$(27,206)	$(27,206)

Financing Activities:
Loan from shareholders	$709	$-	$(2,088)	$-	$709
Loan to shareholders	(445)	(70,000)	$(2,049)	(48,000)	(47,329)
Long term Loans	(4,598)	25,286	$(2,299)	25,286	16,091
Proceeds from issuance of common stock	-	335,000	-	-	775,500
Net cash provided by financing activities	$(4,334)	$290,286	$(6,436)	$(22,714)	$744,971

Effect of Exchange Rate on Cash	$(19)	$100	$(19)	$-	$288
Net increase (decrease) in cash and cash equivalents	$(301,480)	$160,866	$(83,794)	$(56,992)	$83,195
Cash and cash equivalents at beginning of the period	$384,675	$181,879	$166,989	$399,737	$-
Cash and cash equivalents at end of the period	$83,195	$342,745	$83,195	$342,745	$83,195

A & C UNITED AGRICULTURE DEVELOPING INC
NOTES TO FINANCIAL STATEMENTS

NOTE A – BUSINESS DESCRIPTION

A & C United Agriculture Developing Inc., or the “Company,” is a Nevada corporation formed on February 7, 2011. Our principal executive office is located at Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook IL 60523. Tel: 630-288-2500.

In addition to the U.S. operation, the Company established a subsidiary A & C Agriculture Developing (Europe) AB in Stockholm, Sweden in October 24, 2013, which is located at Gamla Sodertaljevagen 134A, 141 70 Segeltorp, Sweden.

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

The Company, in addition to its existing seeds export from U.S and Europe to China, will continue leveraging the resources obtained via strategic alliances in the future on both sides of the Pacific Ocean, and applying America’s advanced agriculture technologies and quality control/ management practices to build and enhance the entire vegetable production chain in China that will also be utilizing large-scale, mechanization and standardization. As a food-safety oriented company, around the production chain, it will be building systems that support the two-way traceability and recall capability for its products to comply with and exceed local and global food safety requirements from field to supermarket, year round.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2014, the company had cash and cash equivalents of $ 83,195.

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

As of March 31, 2014, the company has property, plant, and equipment at a net cost of $ 20,404, and $ 6,802 of accumulated depreciation expense was recorded.

A & C UNITED AGRICULTURE DEVELOPING INC
NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Expense

As of March 31, 2014, the Company prepaid insurance expense of $ 689, and prepaid $ 111,000 to supplier to seeds purchase in next quarter.

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

A & C UNITED AGRICULTURE DEVELOPING INC
NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from suppliers. As of March 31 2014, the Company has $ 30,500 various vegetable seeds in stock. And the inventories purchase from USA were stored at the garage of Yidan Liu’s house at no charges and written agreement; and the inventories purchase from Europe were stored at the garage of Jun Huang’s house at Sweden at no charges and written agreement.

Long Term Liabilities

In December 5th, 2012, the Company purchased a vehicle at a financing amount of $ 27,585.36 with 36 monthly equal payments. As of March 31, 2014, the Company has a net car loan of $ 16,091.

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

The Company had total revenue of $ 149,027 and $ 227,059 for the fiscal quarter ended March 31, 2014 and 2013 respectively and $ 1,506,099 for the period of February 7, 2011 to March 31, 2014.

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

The Company had $ 140,606 inventory as of December 31, 2013.

From the period of January 1, 2014 to March 31, 2014, the Company purchase $ 23,085 vegetable seeds from US suppliers, and $ 954 from Europe supplier; and a cost amount of $ 134,145 have been sold to Asia and China; and there are $ 30,500 inventories as of March 31, 2014.

For the fiscal quarter ended March 31, 2014, the Company had related cost of goods sold expense and freight cost of $ 1,542.

As a result, a total of $ 135,687 and $ 210,118 cost of goods sold was recorded for the fiscal quarter ended March 31, 2014 and 2013; and $ 1,369,629 cost of good sold was recorded for the period of February 7, 2011 to March 31, 2014.

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

A & C UNITED AGRICULTURE DEVELOPING INC
NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Leases

The Company entered into a lease for its corporate offices in under terms of non-cancelable operating leases. The lease term is from March 1, 2014 through February 29, 2015 and requires a roughly $170 monthly lease payment, and this office is located at 700 Commerce Drive, STE 500, Oak Brook IL 60523, USA.

Operating Expense

Operation expense consists of selling, general and administrative expenses, and depreciation expense.

For the fiscal quarter ended March 31, 2014 and 2013, there was a total of $ 62,387, and $ 58,843 operating expenses respectively.

For the six months period ended March 31, 2014 and 2013, there was a total of $ 150,730, and $ 110,090 operating expenses respectively.

For the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2014, there was a total of $ 537,766 operating expenses.

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

The total payroll expense for the fiscal quarter ended March 31, 2014 is $16,190, which included the payroll taxes to the government and the net salary to the Officer.

Professional Fees

Professional fees are consist of accounting and auditing fee, legal fee, consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 22,298 and $ 22,869 for the three months period ended March 31, 2014 and 2013 respectively.

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

As of March 31, 2014, total 30,235,000 shares were issued to officers and directors as follows:

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
_____________
* Based upon total outstanding shares 36,611,495 as of March 31, 2014.

Loans to Officers

As of March 31, 2014, the Company advanced $ 47,329 to the officer, Jun Huang, for operating, and marketing activity of the corporation. The outstanding balance is due on demand and no agreement was signed.

Loans from Officers/Shareholders

As of March 31, 2014, the officer, Yidan Liu, loaned $ 709 to the Company. The outstanding balance is due on demand and no agreement was signed.

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

Therefore, as of March 31, 2014, there was total of 36,611,495 shares issued and outstanding.

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

As of March 31, 2014 the cash and cash equivalent balance was $ 83,195 and there is cumulative net loss of $ 401,304 for the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2014.

Exhibit A

	Six Months Ended March 31	Six Months Ended March 31	Three Months Ended March 31	Three Months Ended March 31	Cumulative from February 7, 2011 (Date of Inception) Through March 31,
	2014	2013	2014	2013	2014
Expense
Bank Service Charges	301	87	276	27	1,006
Business Licenses and Permits	915	100	814	100	6,831
Meals and Entertainment	6,673	2,189	3,648	1,992	13,574
Membership fee	-	-	-	-	505
Office Supplies	587	97	-	97	6,038
Postage and Delivery	236	346	19	266	734
Printing and Reproduction	-	-	-	-	135
Auto and Truck Expenses	246	47	7	47	1,397
Payroll Expenses	32,337	16,683	16,190	16,683	81,316
Conference & Meeting	-	1,987	-	1,987	2,347
Interest Expense	63	32	32	32	158
Utilities	-	41	-	41	41
Website Expense	96	2,085	96	2,085	2,181
Telephone Expense	-	80	-	80	80
Depreciation Expense	2,721	1,360	1,360	1,360	6,802
Insurance Expense	3,926	466	3,926	394	5,171
Marketing and Promotion Expense	1,798	-	1,159	-	3,602
Travel Expense	19,640	7,106	11,881	4,152	65,248
Professional Fees
Accounting	20,717	25,000	20,717	-	70,717
Consulting Fees	50,000	25,160	-	17,554	114,660
Legal Fee	7,500	16,000	-	3,000	127,750
Transfer Agent fees	500	1,025	300	825	2,850
SEC & EDGAR Filling Fee	1,281	3,052	1,281	1,490	11,757
Professional Fees	79,998	70,237	22,298	22,869	327,734
Software	-	74	-	74	394
Rent Expense	1,193	7,071	682	6,557	12,473
Total Expense	150,730	110,090	62,387	58,843	537,766

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

In addition to the U.S. operation, the Company established a subsidiary A & C Agriculture Developing (Europe) AB in Stockholm, Sweden in October 24, 2013, which is located at Gamla Sodertaljevagen 134A, 141 70 Segeltorp, Sweden.

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

Current Operational Activities

We continue to meet vegetable producers, growers, freezers and processors in California and in China but as of the date of the filing of this report, we have no binding agreement, commitment or understanding with any of them and may never have any such binding agreement, commitment or understanding with any of them in the future.

The trials for carrots in South China were complete. However, due to the cold weather in North America, Dr. Ladd could not finish the work here in United States therefore could not make the trip to China as planned. As an alternative, we will prepare the photographs we took and the analysis of the trials for Dr. Ladd. We will be evaluating the results based on the information we collected for Dr. Ladd.

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

In addition, our Stockholm subsidiary has purchased seeds this quarter and plans to start selling them to China in the next fiscal quarter.

During the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions:

Milestone Table

Event	Actions	Anticipated Time Frame	Total estimated cost

Continue to meet vegetable producers, growers, freezers and processors	Ad hoc business trips	By 12/31/2014	$15,000
Obtain DTC Eligibility	Hire consulting firm Prepare required documents	By 9/30/2014	$15,000
Trial Assessment of Carrots	Invite Dr. Ladd to China to review results of harvested crops.	By 6/30/2014	$5,000

As described in “Liquidity and Capital Resources,” below, we currently have sufficient cash resources to fund all of the anticipated obligations in the chart as well as those set forth in the chart above.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a)
the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)
the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d)	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

For the fiscal quarter ended March 31, 2014 vs. 2013

Revenue

There was $ 149,027 and $ 227,059 revenue generated for the fiscal quarter ended March 31, 2014 and 2013. Our revenue generation declined this quarter due to decreased demand on some varieties.

Cost of Revenue

There was $ 135,687 and $ 210,118 cost of goods sold incurred for the fiscal quarter ended March 31, 2014 and 2013 respectively. The cost of goods sold declined due to the decreasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the fiscal quarter ended March 31, 2014 and 2013, there was a total of $ 62,387 and $ 58,843 operating expenses respectively. $22,298 out of the total $ 62,387 was professional service fee due to the Company’s filling of a registration statement with the SEC and securing qualification for quotation of its securities from FINRA, and $22,869 out of the total $58,843 was professional service fee due to the Company’s filling of a registration statement with the SEC and securing qualification for quotation of its securities from FINRA.

For the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2014, there was a total of $537,766 operating expenses.

	Three Months Ended March 31,	Three Months Ended March 31,	Cumulative from February 7, 2011 (Date of Inception) Through March 31,
	2014	2013	2014
Expense
Bank Service Charges	276	27	1,006
Business Licenses and Permits	814	100	6,831
Meals and Entertainment	3,648	1,992	13,574
Membership fee	-	-	505
Office Supplies	-	97	6,038
Postage and Delivery	19	266	734
Printing and Reproduction	-	-	135
Auto and Truck Expenses	7	47	1,397
Payroll Expenses	16,190	16,683	81,316
Conference & Meeting	-	1,987	2,347
Interest Expense	32	32	158
Utilities	-	41	41
Website Expense	96	2,085	2,181
Telephone Expense	-	80	80
Depreciation Expense	1,360	1,360	6,802
Insurance Expense	3,926	394	5,171
Marketing and Promotion Expense	1,159	-	3,602
Travel Expense	11,881	4,152	65,248
Professional Fees
Accounting	20,717	-	70,717
Consulting Fees	-	17,554	114,660
Legal Fee	-	3,000	127,750
Transfer Agent fees	300	825	2,850
SEC & EDGAR Filling Fee	1,281	1,490	11,757
Professional Fees	22,298	22,869	327,734
Software	-	74	394
Rent Expense	682	6,557	12,473
Total Expense	62,387	58,843	537,766

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter ended March 31, 2014 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $ 49,047 and $ 41,902 for the fiscal quarter ended March 31, 2014 and 2013, and net losses of $401,304 for period from February 7, 2011 to March 31, 2014.

For the six month period ended March 31, 2014 vs. 2013

Revenue

There was $ 361,870 and $ 614,144 revenue generated for the six month period ended March 31, 2014 and 2013. Our revenue generation declined this quarter due to decreased demand on some varieties.

Cost of Revenue

There was $ 324,538 and $ 567,729 cost of goods sold incurred for the six month period ended March 31, 2014 and 2013 respectively. The cost of goods sold declined due to the decreasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the six month period ended March 31, 2014 and 2013, there was a total of $ 150,730 and $ 110,090 operating expenses respectively. $79,998 out of the total $ 150,730 was professional service fee due to the Company’s filling of a registration statement with the SEC and securing qualification for quotation of its securities from FINRA, and $70,237 out of the total $110,090 was professional service fee due to the Company’s filling of a registration statement with the SEC and securing qualification for quotation of its securities from FINRA.

For the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2014, there was a total of $537,766 operating expenses.

	Six Months Ended	Six Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	March 31,	March 31,	March 31,
	2014	2013	2014
Expense
Bank Service Charges	301	87	1,006
Business Licenses and Permits	915	100	6,831
Meals and Entertainment	6,673	2,189	13,574
Membership fee	-	-	505
Office Supplies	587	97	6,038
Postage and Delivery	236	346	734
Printing and Reproduction	-	-	135
Auto and Truck Expenses	246	47	1,397
Payroll Expenses	32,337	16,683	81,316
Conference & Meeting	-	1,987	2,347
Interest Expense	63	32	158
Utilities	-	41	41
Website Expense	96	2,085	2,181
Telephone Expense	-	80	80
Depreciation Expense	2,721	1,360	6,802
Insurance Expense	3,926	466	5,171
Marketing and Promotion Expense	1,798	-	3,602
Travel Expense	19,640	7,106	65,248
Professional Fees
Accounting	20,717	25,000	70,717
Consulting Fees	50,000	25,160	114,660
Legal Fee	7,500	16,000	127,750
Transfer Agent fees	500	1,025	2,850
SEC & EDGAR Filling Fee	1,281	3,052	11,757
Professional Fees	79,998	70,237	327,734
Software	-	74	394
Rent Expense	1,193	7,071	12,473
Total Expense	150,730	110,090	537,766

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six month period ended March 31, 2014 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $ 113,398 and $ 63,675 for the six month period ended March 31, 2014 and 2013, and net losses of $401,304 for period from February 7, 2011 to March 31, 2014.

Liquidity and Capital Resources

	At March 31,	At March 31,	At September 30,
	2014	2013	2013

Current Ratio*	34.30	291.01	94.48
Cash	$83,195	$342,745	$384,675
Working Capital***	$504,900	$638,315	$570,131
Total Assets	$540,685	$666,709	$599,639
Total Liabilities	$31,251	$27,487	$26,788

Total Equity	$509,434	$639,222	$572,851

Total Debt/Equity**	0.06	0.04	0.05
___________
* Current Ratio = Current Assets /Current Liabilities.
** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.
*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $83,195 and $342,745 at fiscal quarter ended March 31, 2014 and 2013 and the working capital of $ 504,900 and $ 638,315 with liabilities of $ 31,251 and $ 27,487.

As of March 31, 2014, we have $ 83,195 in cash, and $ 247,347 account receivable. As shown in the Milestone Table above, we need a minimum of approximately $50,000 in funds to finance our business in the next 12 months. This amount does not include all our costs which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $70,000 annually. Accordingly, we estimate our total need for funds for operations in the next 12 months is $120,000. Accordingly, as we anticipate an average monthly burn rate of no more than $10,000 during the next 12 months, we believe we have sufficient cash available, from cash on hand and collection of receivables, to fund all of our operational and SEC filing needs during the next 12 months.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2014, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

None

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

A & C United Agriculture Developing Inc.,
a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Yidan (Andy) Liu	May 15, 2014	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer,	May 15, 2014
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
_________________
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