Form 10-Q
period 2014-06-30
A&C United Agriculture Developing Inc.
filed 2014-08-04
CIK 1539778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, there were 36,611,495 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

A & C United Agriculture Developing Inc.

 (A Development Stage Enterprise)

Unaudited Financial Statements

As of June 30, 2014

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET

	June 30,	September 30,
	2014	2013
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$79,761	$384,675
Accounts receivable	108,085	124,085
Inventory	252,741	2,216
Total Current Assets	$440,587	$510,976
Other current assets:
Prepaid expense	$689	$170
Loan to shareholder	41,224	46,884
Prepaid to Supplier	-	18,200
Total Other Current Assets	$41,913	$65,254
Property, plant and equipment, net	$19,044	$23,125
Other assets:
Deferred interest expense	189	284
Total Other Assets	$189	$284

TOTAL ASSETS	$501,733	$599,639
LIABILITIES & EQUITY
Current liabilities:
Account payable	$10,000	$-
Credit card payable	3,612	4,717
Total current liabilities	$13,612	$4,717
Other current liabilities:
Loan from officer/shareholders	$4,725	$-
Other accrued expenses	155	-
Payroll liabilities	1,382	1,382
Total other current liabilities	$6,262	$1,382
Long term liabilities:
Car loan	13,793	20,689
Total long term liabilities	$13,793	$20,689
Total liabilities	$33,667	$26,788

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
36,611,495 shares issued and outstanding.	$36,612	$36,362
Paid-in capital	873,838	824,088
Deficit accumulated during the development stage	(442,672)	(287,906)
Accumulated other comprehensive income (loss)	288	307
Total stockholders' equity	$468,066	$572,851
TOTAL LIABILITIES & EQUITY	$501,733	$599,639

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$361,870	$623,144	$-	$9,000	$1,506,099
Cost of Goods Sold	$324,538	$573,563	$-	$5,834	$1,369,629
Gross Profit	$37,332	$49,581	$-	$3,166	$136,470
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$188,017	$172,413	$40,008	$63,683	$570,972

Depreciation and amortization expenses	$4,081	$2,721	$1,360	$1,360	$8,162
Total Operating Expenses	$192,098	$175,134	$41,368	$65,043	$579,134

Operating Income (Loss)	$(154,766)	$(125,553)	$(41,368)	$(61,877)	$(442,664)

Investment income, net	$-	$-	$-	$-	$-
Interest Expense, net	$-	$-	$-	$-	$8
Income (Loss) before income taxes	$(154,766)	$(125,553)	$(41,368)	$(61,877)	$(442,672)
Income (Loss) tax expense	$-	$-	$-	$-	$-
Net Income (Loss)	$(154,766)	$(125,553)	$(41,368)	$(61,877)	$(442,672)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(19)	$100	$-	$-	$288
Other comprehensive income (loss)	$(19)	$100	$-	$-	$288
Comprehensive Income (Loss)	$(154,785)	$(125,453)	$(41,368)	$(61,877)	$(442,384)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through June 30, 2014

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks
to shareholders @ 0.001 per
share on February 7, 2011	30,000,000	$30,000	$-			$30,000

Issuance of common stocks
to shareholders @ 0.1 per
share on May 31, 2011	4,449,495	$4,450	$440,500			$444,950

Adjustment for Exchange
rate changes					$207	$207

Net loss for the year
ended September 30, 2011				$(37,543)		$(37,543)
Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Issuance of common stocks
to Michael Williams @ 0.2
per share on July 16, 2012	150,000	$150	$29,850			$30,000

Issuance of common stocks
to Pivo Associates Inc @ 0.2
per share on July 20, 2012	25,000	$25	$4,975			$5,000

Adjustment for currency rate exchange					$-	$-

Net loss for the year
ended September 30, 2012				$(117,317)		$(117,317)
Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Issuance of common stocks
to Shareholders @ 0.2
per share on December 31,2012	1,675,000	$1,675	$333,325			$335,000

Issuance of common stocks
to Shareholders @ 0.25
per share on March 12,2013	50,000	$50	$12,450			$12,500

Issuance of common stocks
to Blue Future @ 0.25
per share on April 29,2013	12,000	$12	$2,988			$3,000

Adjustment for currency rate exchange					$100	$100

Net loss for the year
ended September 30, 2013				$(133,046)		$(133,046)
Balance, September 30, 2013	36,361,495	$36,362	$824,088	$(287,906)	$307	$572,851

Issuance of common stocks
to Griffin Produce @ 0.2
per share on December 26,2013	250,000	$250	$49,750			$50,000

Adjustment for currency rate exchange					$(19)	$(19)

Net loss for the period
ended June 30, 2014				$(154,766)		$(154,766)
Balance, June 30, 2014	36,611,495	$36,612	$873,838	$(442,672)	$288	$468,066

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net income (loss)	$(154,766)	$(125,553)	$(41,368)	$(61,877)	$(442,672)
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	64,450
Non-cash portion of share based consulting fee expense	50,000	15,500	-	3,000	70,500
Depreciation expenses	4,081	2,721	1,360	1,360	8,162
Deferred interest expense	95	(316)	32	31	(189)
Inventory	(250,525)	235,917	(222,240)	(3,083)	(252,741)
Accounts Receivable	16,000	(127,059)	139,262	100,000	(108,085)
Prepaid expense	(519)	15,682		394	(689)
Prepaid to supplier	18,200	(18,200)	111,000	(18,200)	-
Payroll Liabilities	-	1,382	-	(535)	1,382
Account payable	10,000	871	(826)	1,422	10,000
Credit card payable	(1,105)	9,167	1,369	9,915	3,612
Other Accrued Expenses	155	-	155	-	155
Unearned revenue	-	(80,000)	-	-	-
Net cash provided by operating activities	$(308,384)	$(69,888)	$(11,256)	$32,427	$(646,115)

Investing Activities:
Purchase of property, plant and equipment	-	(27,206)	-	-	(27,206)
Net cash provided by investing activities	$-	$(27,206)	$-	$-	$(27,206)

Financing Activities:
Loan from shareholders	$4,725	$-	$4,017	$-	$4,725
Loan to shareholders	5,660	(62,603)	$6,105	7,396	(41,224)
Long term Loans	(6,896)	22,988	$(2,299)	(2,298)	13,793
Proceeds from issuance of common stock	-	335,000		-	775,500
Net cash provided by financing activities	$3,489	$295,385	$7,823	$5,098	$752,794

Effect of Exchange Rate on Cash	$(19)	$100	$-	$-	$288
Net increase (decrease) in cash and cash equivalents	$(304,914)	$198,391	$(3,433)	$37,525	$79,761
Cash and cash equivalents at beginning of the period	$384,675	$181,879	$83,194	$342,745	$-
Cash and cash equivalents at end of the period	$79,761	$380,270	$79,761	$380,270	$79,761

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE A - BUSINESS DESCRIPTION

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2014, the company had cash and cash equivalents of $ 79,761.

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

As of June 30, 2014, the company has property, plant, and equipment at a net cost of $ 19,044, and $ 8,162 of accumulated depreciation expense was recorded.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Expense

As of June 30, 2014, the Company prepaid insurance expense of $ 689.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from suppliers. As of June 30 2014, the Company has $ 252,741 various vegetable seeds in stock. And the inventories purchase from USA were stored at the garage of Yidan Liu’s house at no charges and written agreement; and the inventories purchase from Europe were stored at the garage of Jun Huang’s house at Sweden at no charges and written agreement.

Long Term Liabilities

In December 5th, 2012, the Company purchased a vehicle at a financing amount of $ 27,585.36 with 36 monthly equal payments. As of June 30, 2014, the Company has a net car loan of $ 13,793.

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

The Company had total revenue of $ 0 and $ 9,000 for the fiscal quarter ended June 30, 2014 and 2013 respectively and $ 1,506,099 for the period of February 7, 2011 to June 30, 2014.

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

The Company had $ 30,500 inventory as of March 31, 2014.

From the period of April 1, 2014 to June 30, 2014, the Company purchase $ 222,240 vegetable seeds from US suppliers; and there are $ 252,741 inventories as of June 30, 2014.

As a result, a total of $ 0 and $ 5,834 cost of goods sold was recorded for the fiscal quarter ended June 30, 2014 and 2013; and $ 1,369,629 cost of good sold was recorded for the period of February 7, 2011 to June 30, 2014.

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

For the fiscal quarter ended June 30, 2014 and 2013, there was a total of $ 41,368, and $ 65,043 operating expenses respectively.

For the nine months period ended June 30, 2014 and 2013, there was a total of $ 192,098, and $ 175,134 operating expenses respectively.

For the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2014, there was a total of $ 579,134 operating expenses.

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

The total payroll expense for the fiscal quarter ended June 30, 2014 is $16,659, which included the payroll taxes to the government and the net salary to the Officer.

Professional Fees

Professional fees are consist of accounting and auditing fee, legal fee, consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 8,060 and $ 25,330 for the three months period ended June 30, 2014 and 2013 respectively.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company has determined the United States dollars (USD) to be its functional currency for Flurida Group USA and Swedish Krona (SEK) to be its functional currency in European business. Assets and liabilities were translated to U.S. dollars at the period-end exchange rate. Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2014, total 30,235,000 shares were issued to officers and directors as follows:

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

*Based upon total outstanding shares 36,611,495 as of June 30, 2014.

Loans to Officers

As of June 30, 2014, the Company advanced $ 41,224 to the officer, Jun Huang, for operating and marketing activity of the corporation. The outstanding balance is due on demand and no agreement was signed.

Loans from Officers/Shareholders

As of June 30, 2014, the officer, Yidan Liu, loaned $ 4,725 to the Company. The outstanding balance is due on demand and no agreement was signed.

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

On December 26, 2013, 250,000 shares were issued to Griffin Produce Company, Inc @ $0.2 per share for consulting and advising service value $ 50,000.

Therefore, as of June 30, 2014, there was total of 36,611,495 shares issued and outstanding.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE E– SUBSEQUENT EVENT

At July 22, 2014, the Company has realized and recognized sales revenues of $ 240,000.

NOTE F – GOING CONCERN

The Company is currently in the development stage and their activities consist solely of raising capital and attempting to sell products to generate and increase sales revenues.

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

As of June 30, 2014 the cash and cash equivalent balance was $ 79,761 and there is cumulative net loss of $ 442,672 for the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2014.

Exhibit A

					Cumulative from
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	February 7, 2011 (Date of Inception) Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2,014	2013	2014
Expense
Bank Service Charges	326	104	25	17	1,031
Business Licenses and Permits	1,222	944	307	844	7,138
Meals and Entertainment	8,243	4,592	1,570	2,402	15,145
Membership fee	-	-	-	-	505
Office Supplies	587	63	-	15	6,038
Postage and Delivery	312	347	75	-	809
Printing and Reproduction	-	-	-	-	135
Auto and Truck Expenses	342	955	97	909	1,494
Payroll Expenses	48,996	32,943	16,659	16,148	97,975
Conference & Meeting		1,987	-	-	2,347
Interest Expense	95	-	32	32	189
Utilities	-	41	-	-	41
Website Expense	96	2,085	-	-	2,181
Telephone Expense	320	80	320	-	400
Depreciation Expense	4,081	2,721	1,360	1,360	8,162
Insurance Expense	7,622	860	3,696	394	8,867
Marketing and Promotion Expense	1,798	1,804	-	1,804	3,602
Travel Expense	26,078	22,214	6,438	15,107	71,686
Professional Fees
Accounting	21,027	25,000	310	-	71,027
Consulting Fees	50,000	38,160	-	13,000	114,660
Legal Fee	13,500	26,800	6,000	10,800	133,750
Transfer Agent fees	945	1,025	445	-	3,295
SEC & EDGAR Filling Fee	2,586	4,582	1,305	1,530	13,062
Professional Fees	88,058	95,567	8,060	25,330	335,794
Software	-	74	-	-	394
Rent Expense	1,700	7,753	507	681	12,980
Repairs and Maintenance	963	-	963	-	963
Training & Education Expense	480	-	480	-	480
Medical Expenses	778	-	778	-	778
Total Expense	192,098	175,134	41,368	65,043	579,134

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

The Company, in addition to its existing seeds export from U.S to China, will continue leveraging the resources obtained via strategic alliances in the future on both sides of the Pacific Ocean, and applying American and European advanced agriculture technologies and quality control/management practices to build and enhance the entire vegetable production chain in China that will also be utilizing large-scale, mechanization and standardization. As a food-safety oriented company, around the production chain, it will be building systems that support the two-way traceability and recall capability for its products to comply with and exceed local and global food safety requirements from field to supermarket, year round.

While the Company is focusing on providing safe, fresh quality products that are easy to use, appetizing and nutritious, it commits not to compromise quality or harm the environment and ecosystems.

Current Operational Activities

We continue to meet vegetable seed breeders, producers, growers, freezers and processors in the U.S., Europe and in China but as of the date of the filing of this report, we have no binding agreement, commitment or understanding with any of them and may never have any such binding agreement, commitment or understanding with any of them in the future.

The trials for carrots in South China were complete. However, due to the cold weather in North America, Dr. Ladd could not finish the work here in United States therefore could not make the trip to China as planned. As an alternative, we went over the trial results remotely with Dr. Ladd. There were few tips identified in the discussion with her that growers could apply to improve the performance in the future trials. Also, Dr. Ladd sent us more varieties to trial for 2014-2015.

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

Mr. Huang and Mr. Liu visited several seed companies in Europe, including the one for which we have trialed their varieties previously. This company is regarded by others in the industry as having a strong research and development platform and well-known breeders. We plan to commence a discussion with them about a potential a strategic partnership in which they provide technologies and seeds according to our requests, and we develop markets in both China and U.S. We are currently negotiating detailed terms. However, there is no assurance that we will ever have a binding agreement or commitment with this company.

Mr. Huang and Mr. Liu have also met two, out of many, Chinese agriculture companies that show interests in collaborating with A & C United Agriculture Developing Inc. in order to build/enhance vegetable production chain. We have verbally agreed to work on with them and are currently working on some of the prerequisites prior to the discussion of agreement terms. However, there is no assurance that we will ever have a binding agreement, commitment or understanding with these companies.

In addition, our Stockholm subsidiary has purchased seeds earlier in order to lock a discounted price. Currently Mr. Huang is working with the local regulatory departments and authorities to prepare for exporting and selling seeds in China which we hope to commence in the next fiscal quarter.

Due to the U.S. shipping carrier’s mistake, our inbound shipment failed to arrive in Illinois when we had anticipated and therefore we could not ship the product by June 30, 2014 as planned. However this sale has completed on July 22, 2014.

During the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions:

Milestone Table

Event	Actions	Anticipated Time Frame	Total estimated cost

Continue to work with the European seeds company on a potential partnership agreement	Ad hoc business trips	By 12/31/2014	$5,000
Continue to work with the Chinese companies on a potential collaboration	Ad hoc business trips	By 12/31/2014	$5,000
Obtain DTC Eligibility	Hire consulting firm Prepare required documents File application	By 9/30/2014	$15,000
Continue trials of carrots and other varieties obtained from Europe companies.		By 6/30/2015	$10,000

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

Results of Operations

For the fiscal quarter ended June 30, 2014 vs. 2013

Revenue

There was $ 0.00 and $ 9,000 revenue generated for the fiscal quarter ended June 30, 2014 and 2013. This is due to some of the inbound shipments not being received by June 30, 2014 as planned, and we decided to postpone the outbound shipment until we got all the seeds ready. However, this sale, meant for completion in this quarter, actually completed at July 22, 2014. We expect an increase in total revenue for the next fiscal quarter as a result of this unanticipated delay in completing the sale this quarter.

Cost of Revenue

There was $ 0.00 and $ 5,834 cost of goods sold incurred for the fiscal quarter ended June 30, 2014 and 2013 respectively. The cost of goods sold declined due to the decreasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the fiscal quarter ended June 30, 2014 and 2013, there was a total of $ 41,368 and $ 65,043 operating expenses respectively. $ 8,060 out of the total $ 41,368 was professional service fee, and $25,330 out of the total $ 65,043 was professional service fee related to expenses associated with being an SEC reporting company. The decrease was primarily due to not incurring expenses in connection with going public in this quarter 2014 which were incurred in the quarter in 2013.

For the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2014, there was a total of $579,134 operating expenses.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Cumulative from February 7, 2011 (Date of Inception) Through June 30, 2014
Expense
Bank Service Charges	25	17	1,031
Business Licenses and Permits	307	844	7,138
Meals and Entertainment	1,570	2,402	15,145
Membership fee	-	-	505
Office Supplies	-	15	6,038
Postage and Delivery	75	-	809
Printing and Reproduction	-	-	135
Auto and Truck Expenses	97	909	1,494
Payroll Expenses	16,659	16,148	97,975
Conference & Meeting	-	-	2,347
Interest Expense	32	32	189
Utilities	-	-	41
Website Expense	-	-	2,181
Telephone Expense	320	-	400
Depreciation Expense	1,360	1,360	8,162
Insurance Expense	3,696	394	8,867
Marketing and Promotion Expense	-	1,804	3,602
Travel Expense	6,438	15,107	71,686
Professional Fees
Accounting	310	-	71,027
Consulting Fees	-	13,000	114,660
Legal Fee	6,000	10,800	133,750
Transfer Agent fees	445	-	3,295
SEC & EDGAR Filling Fee	1,305	1,530	13,062
Professional Fees	8,060	25,330	335,794
Software	-	-	394
Rent Expense	507	681	12,980
Repairs and Maintenance	963	-	963
Training & Education Expense	480	-	480
Medical Expenses	778	-	778
Total Expense	41,368	65,043	579,134

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter ended June 30, 2014 due to the net operation loss in the USA.

Net Loss

Our net loss decreased to $ 41,368 and $ 61,877 for the fiscal quarter ended June 30, 2014 and 2013 primarily due to not having expenses for going public in the fiscal quarter ended June 30, 2014.

For the nine month period ended June 30, 2014 vs. 2013

Revenue

There was $ 361,870 and $ 623,144 revenue generated for the nine month period ended June 30, 2014 and 2013. This decline is primarily due to decreased market preferences for some of the varieties of our vegetables and tougher competition in the sale of certain competing vegetables from other companies located in China.

There was $ 324,538 and $ 573,563 cost of goods sold incurred for the nine month period ended June 30, 2014 and 2013 respectively. The cost of goods sold declined due to the decrease of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the nine month period ended June 30, 2014 and 2013, there was a total of $ 192,098 and $ 175,134 operating expenses respectively. $88,058 out of the total $ 192,098 was professional service fee, and $ 95,567 out of the total $175,134 was professional service fee related to expenses associated with being an SEC reporting company. The decrease was primarily due to not incurring expenses in connection with going public in this period 2014 which were incurred in the same period in 2013.

For the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2014, there was a total of $ 579,134 operating expenses.

	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013	Cumulative from February 7, 2011 (Date of Inception) Through June 30, 2014
Expense
Bank Service Charges	326	104	1,031
Business Licenses and Permits	1,222	944	7,138
Meals and Entertainment	8,243	4,592	15,145
Membership fee	-	-	505
Office Supplies	587	63	6,038
Postage and Delivery	312	347	809
Printing and Reproduction	-	-	135
Auto and Truck Expenses	342	955	1,494
Payroll Expenses	48,996	32,943	97,975
Conference & Meeting		1,987	2,347
Interest Expense	95	-	189
Utilities	-	41	41
Website Expense	96	2,085	2,181
Telephone Expense	320	80	400
Depreciation Expense	4,081	2,721	8,162
Insurance Expense	7,622	860	8,867
Marketing and Promotion Expense	1,798	1,804	3,602
Travel Expense	26,078	22,214	71,686
Professional Fees
Accounting	21,027	25,000	71,027
Consulting Fees	50,000	38,160	114,660
Legal Fee	13,500	26,800	133,750
Transfer Agent fees	945	1,025	3,295
SEC & EDGAR Filling Fee	2,586	4,582	13,062
Professional Fees	88,058	95,567	335,794
Software	-	74	394
Rent Expense	1,700	7,753	12,980
Repairs and Maintenance	963	-	963
Training & Education Expense	480	-	480
Medical Expenses	778	-	778
Total Expense	192,098	175,134	579,134

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the nine month period ended June 30, 2014 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $ 154,766 and $ 125,553 for the nine month period ended June 30, 2014 and 2013 primarily due to not having expenses for going public in the nine month period ended June 30, 2014.

Liquidity and Capital Resources

	At June 30	At June 30	At September 30
	2014	2013	2013

Current Ratio	24.28	17.13	94.48
Cash	$79,761	$380,270	$384,675
Working Capital	$462,626	$578,531	$570,131
Total Assets	$501,733	$616,334	$599,639
Total Liabilities	$33,667	$35,990	$26,788

Total Equity	$468,066	$580,344	$572,851

Total Debt/Equity	0.07	0.06	0.05
___________
* Current Ratio = Current Assets /Current Liabilities.
** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.
*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $ 79,761 and $ 380,270 at fiscal quarter ended June 30, 2014 and 2013 and the working capital of $ 462,626 and $ 578,531 with liabilities of $ 33,667 and $ 35,990.

As of June 30, 2014, we have $ 79,761 in cash, and $ 108,085 account receivable. As shown in the Milestone Table above, we need a minimum of approximately $35,000 in funds to finance our business in the next 12 months. This amount does not include all our costs which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $70,000 annually. Accordingly, we estimate our total need for funds for operations in the next 12 months is $120,000. Accordingly, as we anticipate an average monthly burn rate of no more than $10,000 during the next 12 months, we believe we have sufficient cash available, from cash on hand and collection of receivables, to fund all of our operational and SEC filing needs during the next 12 months.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2014, our disclosure controls and procedures are effective.

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

A & C United Agriculture Developing Inc.,
a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Yidan (Andy) Liu	August 4, 2014	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer,	August 4, 2014
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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