Form 10-K
period 2014-09-30
A&C United Agriculture Developing Inc.
filed 2014-12-30
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant’s common stock did trade price on March 31, 2014 was $.25. Based upon that price of $.25 per share and 6,116,495 shares held by non-affiliates, this amount is $1,529,124.

We have 36,611,495 shares of common stock outstanding as of December 1, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K , the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that A & C United Agriculture Developing, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “A&C”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

Since the inception, the Company’s long-term goal has been to solve some of the major challenges in China, such as pollution and food safety issues for the general public, as well as raising funds to grow our business. The Company believes that the best solution is to integrate and manage all links along the food production chain – seeds, farming, processing.

The Company has been and will be putting more resources in the seed business as it is still the main source of the Company’s revenue. However, the Company has also been and will be working to leverage the resources that could be obtained via strategic alliances in the future on both sides of the Pacific Ocean in order to expand the business scope.

Current Operational Activities

We continue to meet vegetable seed breeders, producers, growers, freezers and processors in the U.S., Europe and in China and as previously reported, we have signed a 4-year agreement with CapGen, a Spanish breeder for which we have already trialed their varieties. We believe based upon our knowledge of our industry that CapGen is regarded by others in the industry as having a strong research and development platform and well-known breeders.

We are also working with a number of American breeders, including Dr. Ladd, Integra Hybrids, LLC, with experiment and trialing. We have reviewed the trial results with Dr. Ladd in person and received advices for the future trials. The Letter of Intent we signed in 2013 is still valid. However, we still currently have no binding agreement, commitment or understanding with Dr. Ladd, Integra Hybrids, LLC or any of their affiliates to develop the carrot market in China or undertake any other activities other than set forth in the letter of intent. There is no assurance that we will ever have a binding agreement, commitment or understanding with Dr. Ladd, Integra Hybrids, LLC or any of their affiliates or that we will develop the carrot market in China or undertake any other similar activities.

The Company has also met two, out of many, Chinese agriculture companies that have shown an interest in collaborating with A & C United Agriculture Developing Inc. in order to build/enhance a vegetable production chain. We have verbally agreed to work on with them on projects but have not yet progressed to a discussion of a formal agreement and the terms thereof. As such, there is no assurance that we will ever have a binding agreement, commitment or understanding with these companies.

In addition, our Stockholm subsidiary has commenced operations this quarter and generated positive net income in the amount of $ 2,332.

Due to the protests going on in Hong Kong, our U.S. shipment sent out on September 30, 2014 got pushed back for about 3 weeks, and therefore the sales could not be booked as revenue for this quarter. As of the date of filing this report, the sales have been complete and we anticipate that we will book revenue of $ 240,000 from these sales or if not collected have the uncollected amount in accounts receivable in the first quarter of fiscal year 2015.

During the next 12 months, we anticipate engaging in the following operational activities, although we may vary our plans depending upon operational conditions:

Milestone Table

Event	Actions	Anticipated Time Frame	Total estimated cost

Obtain DTC Eligibility	Hire consulting firm Prepare required documents File application	By 3/31/2015	$15,000
Continue to work with the Chinese companies on a potential collaboration	Ad hoc business trips	By 12/31/2015	$5,000
Continue trials of carrots and other varieties obtained from Europe companies.		By 6/30/2015	$10,000

We currently have sufficient cash resources to fund all of our operations for the next 12 months, including the expenses set forth in the chart above.

Sales, Marketing and Distribution

Currently we have sold vegetable seeds to distributors that are located Beijing and Guangdong provinces who resell these seeds throughout China. We currently sell only to distributors and not to end users. We select and test various types of seeds for different weather types at different locations. We believe that higher germination rate, high yielding, stability, relatively shorter maturity are the main criteria for most of the customers and end users. We currently offer and sell and in the future will continue to offer and sell only seeds that have not been genetically modified. GMO stands for genetically modified organism and is an organism whose genetic material has been altered using genetic engineering techniques. GMO vegetable seeds are not allowed to be sold in China. We do not have written contracts with our current customers and end users.

We primarily sell our seed through our network of distributors and dealers and brokers in China. We do not currently have or expect to have in the future formal distribution agreements with our distributors, but instead, will operate on the basis of purchase orders and invoices. The price, terms of sale, trade credit and payment terms are negotiated on a customer-by-customer basis. Our arrangements with our distributors do not include a right of return. Typical terms for customers require payment in full within 60 days of the date of shipment. In certain cases such as supply shortage, sales to our dealers will be paid in advance. Our credit policies are determined based upon the long-term nature of the relationship with our customers and end users. Credit limits are now and will continue to be established for individual customers based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable.

We believe that selling through dealers and distributors will enable us to reach growers in areas where there are geographic or other constraints on direct sales efforts. We select dealers and distributors based on shared vision, technical expertise, local market knowledge and financial stability. We will limit the number of dealers with whom we have relationships in any particular area. In addition, we are building dealer/distributor loyalty through an emphasis on service, access to breeders, ongoing training and promotional material support.

Our best marketing tool has been and will continue to be the word of mouth. We have participated and plan to continue to participate in important national/international seed shows globally several times a year to networking and social marketing.

Supply and Trial Cycle

Based upon management’s experience in the industry and our operating history to date, we believe there is an adequate supply in the United States of the types of vegetable seeds we intend to sell in China. We believe that with advanced technology and mature global seed accessibility, U.S seed companies have provided us with and will in the future continue to be able to provide us with the varieties Chinese end users are looking for. We continue to be focused on finding the right varieties. We first collect specifications from Chinese end users, then match them with the varieties available in the U.S. We ask suppliers for samples or sometimes purchase small amount of seeds. We then try them in various locations in China at different planting seasons.

We have identified most of the farms for potential trials from farms our management has worked with or are targeting for initial seed trials through the trial businesses run by our management. We have not encountered any significant obstacles in getting theses farms to test our seeds. These farms have their own trial areas side by side with their production farm land. We have sold and will continue to sell them our new varieties of seeds to plant in the trial areas next to the areas where they grow their vegetables with their existing seed varieties. We believe, and we have seen in operation, that this type of trial process do not significantly impact these farms current production, as it uses a small test area next to where they have traditionally grown their vegetables, and thus provides the best test results since our seeds will be used to grow vegetables in the same location and conditions as their existing vegetable production. The challenge we have is that not all the varieties we may initially select will prove to work as well as we believed in China. Some varieties we have trialed have worked and some have not. The trial cycle can be over a year in some cases.

We do not offering any material right of return on our product although we do reimburse buyers on a case-by-case basis if seeds we sell do not perform well for a particular grower through no fault of the grower.

Seasonality

Sale of vegetable seed is affected by seasonal planting patterns of farmers in the geographical areas in China which our seed varieties are currently will in the future be sold. We believe that our sales and earnings performance in North China typically will be the strongest in the autumn and South China in spring. We believe that our working capital requirements will be typically greatest in our second and third fiscal quarters since payments to growers are largely deferred until this time. We believe that our trade receivables will be at a low point in August and increase through the selling season to peak at the end of the second fiscal quarter.

Customers

We are currently selling our seeds only to wholesalers in China.

We are continuing our efforts to ramp up our selling efforts in China in 2015. Although we may source seeds and strategic agreement from the U.S. and Europe, we have not to date but might in the future plan on selling our seeds or conducting related aspects of our business other than in China.

Our Competition and Our Market Position

Competition in the vegetable seed industry in China and internationally is intense. We face direct competition by other seed companies, including small family-owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies, many of which have substantially greater resources than we do. We are a small competitor in the market.

Our principal larger competitors are Monsanto, Syngenta, Limagrain, Bejo, China National Seed Group Co., Ltd. We compete with these larger competitors by offering more flexibility and quicker turnaround time when potential customers or distributors are asking for new seed varieties. There are about 50-60 small to mid-size local Chinese companies that are also importing foreign seeds with which we also compete. We use our management research on the American seed supplier market and contacts we have made with the American supplier market in competing with these competitors, although this may not give us any competitive advantage over our competitors.

However, many of our existing and potential competitors have substantially greater research and product development capabilities and financial, marketing and human resources than we do. As a result, these competitors may:

•	succeed in developing products that are equal to or superior to our products or potential products or that achieve greater market acceptance than our products or potential products;

•	devote greater resources to developing, marketing or selling their products;

•	respond more quickly to new or emerging technologies or scientific advances which could render our products or potential products obsolete or less preferable;

•	obtain patents that block or otherwise inhibit our ability to develop and commercialize potential products we might otherwise develop;

•	withstand price competition more successfully than we can;

•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our customers or prospective customers; and

•	take advantage of acquisition or other opportunities more readily than we can.

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

•

First, submit the import/export application form that contains seed quantity and its Latin term to China Agriculture Department. If the seeds are not on a prohibited list, then the approval is granted. We anticipate this will take approximately two weeks.

•

Second, Once we get the approval from the China Agriculture Department, we submit our request to a sub-department within China Agriculture Department to get the phytosanitary request, on which they will list all the diseases China does not allow that might come with this variety we are importing. We anticipate this will take approximately two weeks.

•

Third, Once we get the list of diseases, we will send it to the seed supplier located in U.S., and the supplier will provide the phytosanitary certificate with the seed to indicate the seed does not contain any of the diseases listed in the phytosanitary request from China. We anticipate this will take approximately two weeks.

•	Finally, the original phytosanitary certificate will be sent with the seeds when we ship the seeds to the importer in China. An electronic copy will be sent to the importer as an advance notice.

The average total time it will take to secure all required permits for import of our seeds has been approximately five weeks, but in the future this period could be longer or shorter depending upon each particular seed variety we want to import. If we do not secure these required permits from the China Agriculture Department for each of our seed import transactions, we would not be able to import the seeds subject to that request or fill the related customers or distributors orders.

Research and Development

As of the date of filing this report, we have established an agreement with CapGen, a Spanish breeder. Based on the agreement, we will work together to collect specification on varieties that are popular in the Chinese market and produce seeds using CapGen’s existing R&D platform.

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

Item 2. Description of Property

Our business office address is Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook IL 60523.

●	Name of Landlord: Regus

●	Term of Lease: 2/24/2011 to 2/28/2015, automatically extended an additional year.

●	Monthly Rental: $169

The property is adequate for our current needs.

In Stockholm, we use the home of one of our officers and directors at no charge to us.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Market under the symbol “ACUG”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
September 30, 2014	$0.51	$0.10
June 30, 2014	$0.51	$0.25
March 31, 2014	$0.51	$0.25
December 31, 2013	$0.51	$0.25
September 30, 2013	$0.51	$0.25
June 30, 2013	$0.51	$0.25
March 31, 2013	$0.51	$0.25
December 31, 2012	$0.35	$0.20

____________

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

Since the inception, the Company’s long-term goal has been to solve some of the major challenges in China, such as pollution and food safety issues for the general public, as well as raising funds to grow our business. The Company believes that the best solution is to integrate and manage all links along the food production chain – seeds, farming, processing.

The Company has been and will be putting more resources in the seed business as it is still the main source of the Company’s revenue. However, the Company has also been and will be working to leverage the resources that could be obtained via strategic alliances in the future on both sides of the Pacific Ocean in order to expand the business scope.

We continue to meet vegetable seed breeders, producers, growers, freezers and processors in the U.S., Europe and in China and as previously reported, we have signed a 4-year agreement with CapGen, a Spanish breeder for which we have already trialed their varieties. We believe based upon our knowledge of our industry that CapGen is regarded by others in the industry as having a strong research and development platform and well-known breeders.

We are also working with a number of American breeders, including Dr. Ladd, Integra Hybrids, LLC, with experiment and trialing. We have reviewed the trial results with Dr. Ladd in person and received advices for the future trials. The Letter of Intent we signed in 2013 is still valid. However, we still currently have no binding agreement, commitment or understanding with Dr. Ladd, Integra Hybrids, LLC or any of their affiliates to develop the carrot market in China or undertake any other activities other than set forth in the letter of intent. There is no assurance that we will ever have a binding agreement, commitment or understanding with Dr. Ladd, Integra Hybrids, LLC or any of their affiliates or that we will develop the carrot market in China or undertake any other similar activities.

The Company has also met two, out of many, Chinese agriculture companies that have shown an interest in collaborating with A & C United Agriculture Developing Inc. in order to build/enhance a vegetable production chain. We have verbally agreed to work on with them on projects but have not yet progressed to a discussion of a formal agreement and the terms thereof. As such, there is no assurance that we will ever have a binding agreement, commitment or understanding with these companies.

In addition, our Stockholm subsidiary has commenced operations this quarter and generated positive net income in the amount of $ 2,332.

Due to the protests going on in Hong Kong, our U.S. shipment sent out on September 30, 2014 got pushed back for about 3 weeks, and therefore the sales could not be booked as revenue for this quarter. As of the date of filing this report, the sales have been completed and we anticipate that we will book revenue of $ 240,000 (or record Accounts Receivable to the extent not collected) from these sales in the first quarter of fiscal year 2015.

Results of Operations

For the fiscal year end ended September 30, 2014 vs. 2013

Revenue

There was $ 613,368 and $ 966,229 revenue generated for the fiscal year end ended September 30, 2014 and 2013. The primary reason for this decrease was the following: Due to the protests going on in Hong Kong, our U.S. shipment sent out on September 30, 2014 got pushed back for about 3 weeks, and therefore the sales could not be booked as revenue for this quarter. As of the date of filing this report, the sales have been completed and we anticipate that we will book revenue of $ 240,000 (or record Accounts Receivable to the extent not collected) from these sales in the first quarter of fiscal year 2015. The remainder of the decrease was due to normal fluctuations in the seed market, with some seeds falling out of favor.

Cost of Revenue

There was $ 552,031 and $ 879,446 cost of goods sold incurred for the fiscal year end ended September 30, 2014 and 2013 respectively. The cost of goods sold decreased due to the decreasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the fiscal year end ended September 30, 2014 and 2013, there was a total of $ 244,663 and $219,829 operating expenses respectively. The decrease was primarily in the reduction of professional fees as follows: $ 93,036 out of the total $ 244,663 was professional service fee due to company filling with the SEC, and $101,823 out of the total $219,829 was professional service fee due to company listing and filling with the SEC.

For the cumulative period from February 7, 2011 (Date of Inception) to September 30, 2014, there was a total of $631,699 operating expenses.

	Year Ended September 30	Year Ended September 30	Cumulative from February 7, 2011 (Date of Inception) To September 30,
	2014	2013	2014
Operating Expense
Bank Service Charges	383	203	1,088
Auto and Truck Expenses	406	1,067	1,557
Depreciation Expense	5,441	4,081	9,522
License & Registration	1,107	1,232	7,023
Meals and Entertainment	9,509	6,627	16,410
Membership fee	-	-	505
Conference & Meeting	1,212	2,347	3,559
Marketing & Promotion Expense	2,198	1,804	4,002
Insurance Expense	12,392	1,245	13,637
Interest Expense	126	95	221
Office Supplies	5,621	5,117	11,072
Payroll Expenses	66,774	48,978	115,752
Telephone Expense	320	80	400
Utilities	-	41	41
Website Expense	96	2,085	2,181
Postage and Delivery	330	347	828
Repairs and Maintenance	963	-	963
Training & Education Expense	480	-	480
Medical Expenses	778	-	778
Printing and Reproduction	-	-	135
Software	-	74	394
Professional Fees	93,036	101,823	340,772
Travel Expense
Air Tickets	14,350	14,977	36,956
Car Rental	954	827	2,543
Gas	3,386	2,924	6,743
Hotel Expense	5,367	7,251	14,524
Transportation expense	17,395	8,680	26,294
Travel Expense	41,452	34,659	87,060
Rent Expense	2,039	7,924	13,319
Total Operating Expense	$244,663	$219,829	$631,699

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal year end ended September 30, 2014 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $ 183,326 and $ 133,046 for the fiscal year end ended September 30, 2014 and 2013, and net losses of $ 471,232 for period from February 7, 2011 to September 30, 2014 for the reasons set forth above.

Liquidity and Capital Resources

	At September 30	At September 30
	2014	2013

Current Ratio*	5.02	22.38
Cash	$69,501	$384,675
Working Capital***	$433,158	$570,131
Total Assets	$548,822	$599,639
Total Liabilities	$109,316	$26,788

Total Equity	$439,506	$572,851

Total Debt/Equity**	0.25	0.05

___________

* Current Ratio = Current Assets /Current Liabilities.

** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $ 69,501 and $384,675 at fiscal year ended September 30, 2014 and 2013 and the working capital of $ 433,158 and $570,131 with liabilities of $ 109,316 and $ 26,788 for the same periods.

As of September 30, 2014, we have $ 69,501 in cash and $ 190,000 in account receivable. In addition, we anticipate we will be able to book an additional $240,000 in revenue or if not collected have the uncollected amount in accounts receivable from products for which sales were not completed as of September 30, 2014 but for which we anticipate completing the sales in the first quarter of fiscal year 2015. As shown in the Milestone Table in “Business,” above, we need a minimum of approximately $30,000 in funds to finance our business in the next 12 months. This amount does not include all our costs which we will incur irrespective of our business development activities set forth in the Milestone Table, including general operating costs, bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $300,000 annually. Accordingly, as we anticipate an average monthly burn rate of no more than $25,000 during the next 12 months (excluding the $30,000 set forth in Milestone Table, which we also believe we will have sufficient funds to cover), we believe we have sufficient cash available (assuming we collect all our existing and anticipated sales and receivables) to fund all of our operational and SEC filing needs during the next 12 months.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements

A & C United Agriculture Developing Inc

(A Development Stage Enterprise)

Audited Financial Statements

As of September 30 2014 and 2013

Independent Registered Public Accounting Firm’s Auditor’s Report on the Financial Statements

Board of Directors and Shareholders of A & C United Agriculture Developing Inc

We have audited the accompanying balance sheets of A & C United Agriculture Developing Inc as of September 30, 2014 and 2013, and the related statements of loss, shareholders’ equity, and cash flows for the year ended September 30, 2014 and 2013, and for the cumulative period from February 7, 2011 (date of inception) through September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A & C United Agriculture Developing Inc. as of September 30, 2014 and 2013, and the results of its operations and their cash flows for the year ended September 30, 2014 and 2013, and for the cumulative period February 7, 2011 (date of inception) through September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F to the financial statements, the Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.

Chicago, IL

December 24, 2014

A & C United Agriculture Developing Inc

(A Development Stage Enterprise)

BALANCE SHEET

	September 30,	September 30,
	2014	2013
	(audited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$69,501	$384,675
Accounts receivable	190,000	124,085
Inventory	245,525	2,216
Total Current Assets	$505,026	$510,976
Other current assets:
Prepaid expense	$309	$170
Loan to shareholder	25,645	46,884
Prepaid to Supplier	-	18,200
Total Other Current Assets	$25,954	$65,254
Property, plant and equipment, net	$17,684	$23,125
Other assets:
Deferred interest expense	158	284
Total Other Assets	$158	$284
TOTAL ASSETS	$548,822	$599,639

LIABILITIES & EQUITY
Current liabilities:
Account payable	$86,000	$-
Credit card payable	4,297	4,717
Total current liabilities	$90,297	$4,717
Other current liabilities:
Loan from shareholders	$5,406	$-
Accrued expenses	2,119	1,382
Total other current liabilities	$7,525	$1,382
Long term liabilities:
Car loan	11,494	20,689
Total long term liabilities	$11,494	$20,689

Total liabilities	$109,316	$26,788

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 36,612,495 shares issued and outstanding.	$36,612	$36,362
Paid-in capital	873,838	824,088
Deficit accumulated during the development stage	(471,232)	(287,906)
Accumulated other comprehensive income (loss)	288	307
Total stockholders' equity	$439,506	$572,851
TOTAL LIABILITIES & EQUITY	$548,822	$599,639

A & C United Agriculture Developing Inc

(A Development Stage Enterprise)

STATEMENT OF LOSS

			Cumulative from
	Year Ended	Year Ended	February 7, 2011 (Date of Inception) Through
	September 30,	September 30,	September 30,
	2014	2013	2014
	(Audited)	(Audited)	(Audited)
Revenues	$613,368	$966,229	$1,757,597
Cost of Goods Sold	$552,031	$879,446	$1,597,122
Gross Profit	$61,337	$86,783	$160,475
Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	$239,222	$215,748	$622,177

Depreciation and amortization expenses	$5,441	$4,081	$9,522
Total Operating Expenses	$244,663	$219,829	$631,699

Operating Income (Loss)	$(183,326)	$(133,046)	$(471,2254

Investment income, net	$-	$-	$-
Interest Expense, net	$-	$-	$8
Income (Loss) before income taxes	$(183,326)	$(133,046)	$(471,232)
Income (Loss) tax expense	$-	$-	$-
Net Income (Loss)	$(183,326)	$(133,046)	$(471,232)

Net income (loss) per common share- Basics	$(0.01)	$(0.00)	$(0.01)
Net income (loss) per common share- Diluted	$(0.01)	$(0.00)	$(0.01)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(19)	$100	$288
Other comprehensive income (loss)	$(19)	$100	$288
Comprehensive Income (Loss)	$(183,345)	$(132,946)	$(470,944)

A & C United Agriculture Developing Inc (A Development Stage Enterprise) STATEMENT OF STOCKHOLDERS EQUITY The Period February 7, 2011 ( Date of Inception) through September 30, 2014

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks to shareholders @0.001 per share on February 7, 2011	30,000,000	$30,000	$-	-	-	$30,000

Issuance of common stocks to shareholders @0.1 per share on May 31, 2011	4,449,495	$4,450	$440,500			$444,950

Adjustment for Exchange rate changes					$207	$207

Net loss for the year ended September 30, 2011				$(37,543)		$(37,543)
Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Issuance of common stocks to Michael Williams @0.2 per share on July 16, 2012	150,000	$150	$29,850			$30,000

Issuance of common stocks to Pivo Associates Inc @0.2 per share on July 20, 2012	25,000	$25	$4,975			$5,000

Adjustment for currency rate exchange					$-	$-

Net loss for the year ended September 30, 2012				$(117,317)		$(117,317)
Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Issuance of common stocks to Shareholders @ 0.2 per share on December 31,2012	1,675,000	$1,675	$333,325			$335,000

Issuance of common stocks to Shareholders @ 0.25 per share on March 12,2013	50,000	$50	$12,450			$12,500

Issuance of common stocks to Blue Future @ 0.25 per share on April 29,2013	12,000	$12	$2,988			$3,000

Adjustment for currency rate exchange					$100	$100

Net loss for the year ended September 30, 2013				$(133,046)		$(133,046)
Balance, September 30, 2013	36,361,495	$36,362	$824,088	$(287,906)	$307	$572,851

Issuance of common stocks to Griffin Produce @ 0.2 per share on December 26,2013	250,000	$250	$49,750			$50,000

Adjustment for currency rate exchange					$(19)	$(19)

Net loss for the year ended September 30, 2014				$(183,326)		$(183,327)
Balance, September 30, 2014	36,611,495	$36,612	$873,838	$(471,232)	$288	$439,506

A & C United Agriculture Developing Inc

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

			Cumulative from
	Year Ended	Year Ended	February 7, 2011 (Date of Inception) Through
	September 30,	September 30,	September 30,
	2014	2013	2014
	(Audited)	(Audited)	(Audited)
Operating Activities:
Net income (loss)	$(183,326)	$(133,046)	$(471,232)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	64,450
Non-cash portion of share based consulting fee expense	50,000	15,500	70,500
Depreciation expenses	5,441	4,081	9,522
Deferred interest expense	126	(284)	(158)
Inventory	(243,309)	236,784	(245,525)
Accounts Receivable	(65,915)	(124,085)	(190,000)
Prepaid expense	(139)	15,830	(309)
Prepaid to supplier	18,200	(18,200)	-
Accrued Expenses	737	1,382	2,119
Account payable	86,000	(551)	86,000
Credit card payable	(420)	3,686	4,297
Unearned revenue	-	(80,000)	-
Net cash provided by operating activities	$(332,605)	$(78,903)	$(670,336)

Investing Activities:
Purchase of property, plant and equipment	-	(27,206)	(27,206)
Net cash provided by investing activities	$-	$(27,206)	$(27,206)

Financing Activities:
Loan from shareholders	$5,406	$-	$5,406
Loan to shareholders	21,239	(46,884)	(25,645)
Long term Loans	(9,195)	20,689	11,494
Proceeds from issuance of common stock	-	335,000	775,500
Net cash provided by financing activities	$17,450	$308,805	$766,755
Effect of Exchange Rate on Cash	$(19)	$100	$288
Net increase (decrease) in cash and cash equivalents	$(315,174)	$202,796	$69,501
Cash and cash equivalents at beginning of the year	$384,675	$181,879	$-
Cash and cash equivalents at end of year	$69,501	$384,675	$69,501

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

Since the inception, the Company’s long-term goal has been to solve some of the major challenges in China, such as pollution and food safety issues for the general public, as well as raising funds to grow the business. The Company believes that the best solution is to integrate and manage all links along the food production chain – seeds, farming, processing.

The Company has been and will be putting more resources in the seed business as it is still the main source of the Company’s revenue. However, the Company has also been and will be working to leverage the resources that could be obtained via strategic alliances in the future on both sides of the Pacific Ocean in order to expand the business scope.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2014, the company had cash and cash equivalents of $ 69,501.

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

As of September 30, 2014, the company has property, plant, and equipment at a net cost of $ 17,684, and $ 9,522 of accumulated depreciation expense was recorded.

Account Receivable

As of September 30, 2014, the Company had account receivable of $ 190,000.

Prepaid Expense

As of September 30, 2014, the Company had prepaid expense of $ 309 for rent and other expenses.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from suppliers. As of September 30 2014, the Company has $ 245,525 inventories recorded, which included $ 245,461 various vegetable seeds in stock in USA and has $ 64 tomato seeds in stock in Sweden. And the inventories purchase from USA were stored at the garage of Yidan Liu’s house at no charges and written agreement; and the inventories purchase from Europe were stored at the garage of Jun Huang’s house at Sweden at no charges and written agreement.

Long Term Liabilities

In December 5th, 2012, the Company purchased a vehicle at a financing amount of $ 27,585.36 with 36 monthly equal payments. As of September 30, 2014, the Company has a net car loan of $ 11,494.

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

The Company had total revenue of $ 613,368 and $ 966,229 for the fiscal year ended September 30, 2014 and 2013 respectively and $ 1,757,597 for the period of February 7, 2011 to September 30, 2014.

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

The Company had $ 2,216 inventory as of September 30, 2013.

From the period of October 1, 2013 to September 30, 2014, the Company purchase $ 789,898 vegetable seeds from US suppliers and Europe suppliers; and there are $ 245,525 inventories as of September 30, 2014.

For the year ended September 30, 2014, the Company had related cost of goods sold expense and freight cost of $ 5,443.

As a result, a total of $ 552,031 and $ 879,446 cost of goods sold was recorded for the fiscal year ended September 30, 2014 and 2013; and $ 1,597,122 cost of goods sold was recorded for the period of February 7, 2011 to September 30, 2014.

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

For the fiscal year ended September 30, 2014 and 2013, there was a total of $ 244,663 and $ 219,829 operating expenses respectively. For the cumulative period from February 7, 2011 (Date of Inception) to September 30, 2014, there was a total of $ 631,699 operating expenses.

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

Started from September 2014, the Company hired an employee to taking care of the office operation in Sweden subsidiary at a cost of SEK 8,000 monthly.

The total payroll expense for the fiscal year ended September 30, 2014 and 2013 is $ 66,774 and $ 48,978 respectively, which included the payroll taxes to the government and the net salary to the officer and employee.

Professional Fees

Professional fees are consist of accounting and auditing fee, legal fee, consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 93,036 and $ 101,823 for the fiscal year ended September 30, 2014 and 2013 respectively.

			Cumulative from
	Year Ended	Year Ended	February 7, 2011 (Date of Inception) To
	September 30,	September 30,	September 30,
	2014	2013	2014
Professional Fees
Accounting	21,492	25,000	71,492
Consulting fees	50,000	42,160	114,660
Legal Fee	16,500	26,800	136,750
Transfer Agent fees	1,145	1,960	3,495
SEC & EDGAR Filling Fee	3,899	5,903	14,375
Professional Fees	93,036	101,823	340,772

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2014, total 30,235,000 shares were issued to officers and directors as follows:

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

*Based upon total outstanding shares 36,611,495 as of September 30, 2014.

Advances for Company Expenses to Officers

As of September 30, 2014, the Company advanced $ 25,645 to the officer, Jun Huang, for operating and marketing activity of the corporation in Sweden and Asia. These expenses were paid by Mr. Huang on behalf of the Company and although recorded as a Loan on the financial statements for accounting purposes is not a loan as a matter of law in that this amount is not repayable by Mr. Huang as it was paid by Mr. Huang for Company expenses and not retained by him personally.

Loans from Officers/Shareholders

As of September 30, 2014, the officer, Yidan Liu, loaned $ 5,406 to the Company for purchases and operating expenses. The outstanding balance is due on demand and no agreement was signed.

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

On December 26, 2013, 250,000 shares were issued to Griffin Produce Company, Inc @ $0.2 per share for consulting and advising service value $ 50,000.

Therefore, as of September 30, 2014, there was total of 36,611,495 shares issued and outstanding.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE E– SUBSEQUENT EVENT

At September 29, NNR Global Logistics USA Inc picked up cargo from the Company’s storage and awaiting for its exporting shipment arrangement to customer. At October 22, 2014, the Company realized and recognized this sales revenue of $ 240,000.

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

As of September 30, 2014 the cash and cash equivalent balance was $ 69,501 and there is cumulative net loss of $ 471,232 for the cumulative period from February 7, 2011 (Date of Inception) to September 30, 2014.

Exhibit A

			Cumulative from
	Year Ended	Year Ended	February 7, 2011 (Date of Inception) To
	September 30,	September 30,	September 30,
	2014	2013	2014
Operating Expense
Bank Service Charges	383	203	1,088
Auto and Truck Expenses	406	1,067	1,557
Depreciation Expense	5,441	4,081	9,522
License & Registration	1,107	1,232	7,023
Meals and Entertainment	9,509	6,627	16,410
Membership fee	-	-	505
Conference & Meeting	1,212	2,347	3,559
Marketing & Promotion Expense	2,198	1,804	4,002
Insurance Expense	12,392	1,245	13,637
Interest Expense	126	95	221
Office Supplies	5,621	5,117	11,072
Payroll Expenses	66,774	48,978	115,752
Telephone Expense	320	80	400
Utilities	-	41	41
Website Expense	96	2,085	2,181
Postage and Delivery	330	347	828
Repairs and Maintenance	963	-	963
Training & Education Expense	480	-	480
Medical Expenses	778	-	778
Printing and Reproduction	-	-	135
Software	-	74	394
Professional Fees	93,036	101,823	340,772
Travel Expense
Air Tickets	14,350	14,977	36,956
Car Rental	954	827	2,543
Gas	3,386	2,924	6,743
Hotel Expense	5,367	7,251	14,524
Transportation expense	17,395	8,680	26,294
Travel Expense	41,452	34,659	87,060
Rent Expense	2,039	7,924	13,319
Total Operating Expense	$244,663	$219,829	$631,699

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/ Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after September 30, 2014.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2014, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2014 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relates to the following:

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Yidan (Andy) Liu	45	Founder, Director and President/Treasurer
Jun (Charlie) Huang	47	Founder, Director and Secretary
Ross Rispens	56	Director
Manying Chen	50	Director
Minhang Wei	43	Director
Xinyu Wang	47	Director

Yidan (Andy) Liu, age 45, has been our Founder, Director and Secretary/Treasurer since inception and on June 20, 2012 became our President, resigning his position as Secretary. November 2006 to January 2012, he started as a SAP consultant and in 2010 got promoted to a Manager at Accenture, a Management consulting, technology services and outsourcing company. He started his own company, America Brilliance Corp, in 2008, initially focusing on the offer and sale of seeds in China to test the concept of our business plan, and later adding the sale of medical equipment in China. To avoid conflicts of interest, he terminated the part of this business involved in the offer and sale of seeds when our securities were qualified for quotation on the OTCBB, leaving America Brilliance Corp. solely involved in the medical products business which will be operated solely by his wife and closed entirely by the end of 2012. From May 1998 to November 2006, he was Software Engineer with Ryerson, a steel service company. He has a Computer Science Master Degree, Loyola University Chicago, IL May, 1998 and a Mathematics Bachelor Degree, Capital Normal University, Beijing, China, May, 1991. Mr. Liu brings to the Board a deep solid understanding about both Chinese and American culture and value systems and a knowledge of the business of offering and selling seeds in China and the establishment of related import/export supply chain for these seed sales. This experience will provide the company specific knowledge of the sale of our products and a comprehensive view and a bridge between West and East when making strategic plans or doing day-to-day business.

Jun (Charlie) Huang has been our Founder and President since inception and on June 20 became our Secretary, resigning his position as President. March 2002 to late 2013, he was owner/general manager and since then he only handles sales for Beijing Shenghuadefeng Seeds Company. His involvement in this company has benefitted A&C’s business so he does not believe his continued involvement constitutes any conflict and thus he plan to continue his involvement in this business so long as it continues to benefit A&C’s business.

From January 1996 to March 2002, he has been department manager of Eastern Flower import/export company in the seed business. From September 1991 to December 1995, he was CFO of Beijing Phosphate Company (renamed to Beijing Agricultural Material Supply Station). He obtained Certificate of Agronomist issued by China Agriculture Department at 1993. In August 1991, he obtained his bachelor degree of Agriculture Economy Management from Agriculture Economy department in Beijing Agricultural College. He brings to the Board his significant direct agriculture related experience as well as his network of contacts and relationships with customers and secondary dealers across China as well as U.S suppliers and growers.

Ross Rispens has been a Director since inception. He is vice president of Rispens Seeds Inc which he joined in June 1976 after he graduated from high school. He brings to the Board his his over 38 years experience in the industry and reputation from himself and his family owned company as well as his network of contacts and knowledge of the U.S. side of our business.

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

Minhang Wei has been a Director since inception. He graduated from College of Agriculture, University of Guangxi at July 1997. From July 1997 to August 1998, he was Manager of Wuming County, Taiping government. From September 1998 to October 2002, he was manager of Guangxi Seeds Company. In November 2002, he started Nanning Saifeng Seeds Company and worked there until November 2004. In November 2004, he started Guangxi Yahang Agriculture Technology Co. Ltd. and worked there until January 2011. In February 2011, he started Nanning Guishu Horticulture Technology Company and worked there until today. He had started multiple agriculture related companies and also involved in acquisitions. He brings to the Board his significant expertise in our industry in China and will help us develop our China market and our brand name in China.

Xinyu Wang has been a Director since inception. He has been China Marketing and Business Manager with Hazera Genetics LTD since October 2001. From August 1997 to October 2001, he was the chief representative of marketing team with United Beijing office of Hazera Genetics LTD and Haifa Chemicals LTD, both are Israel-based global companies. He brings to the Board his significant management expertise with global companies, in marketing and sales, technical support, project development, distribution management, business development and overall administration management roles in seed and chemicals industry.

Our secretary Jun (Charlie) Huang and president/treasurer Yidan (Andy) Liu are devoting all their time to our business in that Mr. Huang’s involvement in Beijing Shenghuadefeng Seeds Company, which is not significant, is only in effect to the extent it benefits A&C’s business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

Management Compensation

Name and Fiscal Year Ended September 30, 2014 and 2013	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yidan (Andy) Liu in FY 2014	60,000	0	0	0	0	0	60,000
In FY 2013	45,000	0	0	0	0	0	45,000

Since January 1, 2013, we have paid Yidan (Andy) Liu, president and director, salary of $60,000 per year pursuant to an oral agreement, although as our fiscal year ends September 30, he only received $45,000 for fiscal year 2013 which is reflected in the chart above. The term is for one year, and was renewed on January 1, 2014. It might be increased or decreased in subsequent periods based on Andy’s time and effort and on Company’s overall performance. We have no plan to pay any other member of management any salary yet.

Name and Fiscal Year Ended September 30, 2014	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yidan (Andy) Liu	0	0	0	0	0	0	0
Jun (Charlie) Huang	0	0	0	0	0	0	0
Ross Rispens	0	0	0	0	0	0	0
MinHang Wei	0	0	0	0	0	0	0
ManYing Chen	0	0	0	0	0	0	0
XinYu Wang	0	0	0	0	0	0	0

We have no compensation arrangements (such as fees for retainer, committee service, service as founder and secretary/treasurer of the board or a committee, and meeting attendance) with directors, with all compensation paid to Yidan (Andy) Liu only as an officer and as such is not reflected in this Directors’ Compensation Table.

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

Name	Number of Shares of Common stock	Percentage

Yidan (Andy) Liu [1]	15,010,000	41.00%

Jiwen Zhang [1]	15,010,000	41.00%

Jun (Charlie) Huang	15,000,000	40.97%

Ross Rispens	75,000	0.20%

MinHang Wei	100,000	0.27%

ManYing Chen	50,000	0.14%

XinYu Wang	10,000	0.03%

All executive officers and directors as a group [6 persons]	30,245,000	82.61%

_______________

[1] Includes 10,000 shares owned by Jiwen Zhang, wife of Mr. Liu.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 36,611,495 shares of common stock outstanding as of November 1, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Loans from Officers/Shareholders

As of September 30, 2014, the officer, Yidan Liu, loaned $ 5,406 to the Company for purchases and operating expenses. The outstanding balance is due on demand and no agreement was signed.

Advances for Company Expenses to Officers

As of September 30, 2014, the Company advanced $ 25,645 to the officer, Jun Huang, for operating and marketing activity of the corporation in Sweden and Asia. These expenses were paid by Mr. Huang on behalf of the Company and although recorded as a Loan on the financial statements for accounting purposes is not a loan as a matter of law in that this amount is not repayable by Mr. Huang as it was paid by Mr. Huang for Company expenses and not retained by him personally.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended September 30, 2014 and 2013.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2013 and 2014.

	2013	2014

Audit Fees	$25,000	$20,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$25,000	$20,000

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

Item 15. Exhibits

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

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

A & C United Agriculture Developing Inc.

December 29, 2014	By:	/s/ Yidan (Andy) Liu
Yidan (Andy) Liu
Principal Executive Officer, Principal Accounting Officer and
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on our behalf by the undersigned, thereunto duly authorized, in Oak Brook, IL on December 29, 2014.

Signature	Title	Date

/s/ Yidan (Andy) Liu	Principal Executive Officer, Principal Accounting Officer and	December 29, 2014
Yidan (Andy) Liu	Principal Financial Officer and Director

/s/ Jun (Charlie) Huang	Director	December 29, 2014
Jun (Charlie) Huang

/s/ Ross Rispens	Director	December 29, 2014
Ross Rispens

/s/ Manying Chen	Director	December 29, 2014
Manying Chen

/s/ Minhang Wei	Director	December 29, 2014
Minhang Wei

/s/ Xinyu Wang	Director	December 29, 2014
Xinyu Wang

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

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

