Form 10-Q
period 2014-12-31
A&C United Agriculture Developing Inc.
filed 2015-02-04
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of December 31, 2014 there were 36,611,495 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

A & C United Agriculture Developing Inc.

 (A Development Stage Enterprise)

Unaudited Financial Statements

As of December 31, 2014

3

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET

	December 31,	September 30,
	2014	2014
		(audited)
ASSETS
Current assets:
Cash and cash equivalents	$154,387	$69,501
Accounts receivable	230,000	190,000
Inventory	31,235	245,525
Total Current Assets	$415,622	$505,026
Other current assets:
Prepaid expense	$309	$309
Advances to officer	15,142	25,645
Total Other Current Assets	$15,451	$25,954
Property, plant and equipment, net	$16,324	$17,684
Other assets:
Deferred interest expense	126	158
Total Other Assets	$126	$158
TOTAL ASSETS	$447,523	$548,822

LIABILITIES & EQUITY
Current liabilities:
Account payable	$11,572	$86,000
Credit card payable	4,462	4,297
Total current liabilities	$16,034	$90,297
Other current liabilities:
Loan from shareholders	$3,902	$5,406
Accrued Expenses Liability	1,853	2,119
Total other current liabilities	$5,755	$7,525
Long term liabilities:
Car loan	8,429	11,494
Total long term liabilities	$8,429	$11,494

Total liabilities	$30,218	$109,316

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 36,611,495 shares issued and outstanding.	$36,612	$36,612
Paid-in capital	873,838	873,838
Deficit accumulated during the development stage	(493,433)	(471,232)
Accumulated other comprehensive income (loss)	288	288
Total stockholders' equity	$417,305	$439,506

TOTAL LIABILITIES & EQUITY	$447,523	$548,822

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

			Cumulative from
	Three Months Ended	Three Months Ended	February 7, 2011 (Date of Inception) Through
	December 31,	December 31,	December 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$240,000	$212,843	$1,997,597
Cost of Goods Sold	$218,767	$188,851	$1,815,889
Gross Profit	$21,233	$23,992	$181,708
Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	$42,074	$94,754	$664,251

Depreciation and amortization expenses	$1,360	$1,360	$10,882
Total Operating Expenses	$43,434	$96,114	$675,133

Operating Income (Loss)	$(22,201)	$(72,122)	$(493,425)

Investment income, net	$-	$-	$-
Interest Expense, net	$-	$-	$8
Income (Loss) before income taxes	$(22,201)	$(72,122)	$(493,433)
Income (Loss) tax expense	$-	$-	$-
Net Income (Loss)	$(22,201)	$(72,122)	$(493,433)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)	$(0.01)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)	$(0.01)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$-	$-	$288
Other comprehensive income (loss)	$-	$-	$288
Comprehensive Income (Loss)	$(22,201)	$(72,122)	$(493,145)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through December 31, 2014

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks to shareholders @ 0.001 per share on February 7, 2011	30,000,000	$30,000	$-	-	-	$30,000

Issuance of common stocks to shareholders @ 0.1 per share on May 31, 2011	4,449,495	$4,450	$440,500	-	-	$444,950

Adjustment for Exchange rate changes					$207	$207

Net loss for the year ended September 30, 2011				$(37,543)		$(37,543)
Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Issuance of common stocks to Michael Williams @ 0.2 per share on July 16, 2012	150,000	$150	$29,850	-	-	$30,000

Issuance of common stocks to Pivo Associates Inc @ 0.2 per share on July 20, 2012	25,000	$25	$4,975	-	-	$5,000

Adjustment for currency rate exchange					$-	$-

Net loss for the year ended September 30, 2012				$(117,317)		$(117,317)
Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Issuance of common stocks to Shareholders @ 0.2 per share on December 31, 2012	1,675,000	$1,675	$333,325	-	-	$335,000

Issuance of common stocks to Shareholders @ 0.25 per share on March 12, 2013	50,000	$50	$12,450	-	-	$12,500

Issuance of common stocks to Blue Future @ 0.25 per share on April 29, 2013	12,000	$12	$2,988	-	-	$3,000

Adjustment for currency rate exchange					$100	$100

Net loss for the year ended September 30, 2013				$(133,046)		$(133,046)
Balance, September 30, 2013	36,361,495	$36,362	$824,088	$(287,906)	$307	$572,851

Issuance of common stocks to Griffin Produce @ 0.2 per share on December 26, 2013	250,000	$250	$49,750	-	-	$50,000

Adjustment for currency rate exchange					$(19)	$(19)

Net loss for the year ended September 30, 2014				$(183,326)	-	$(183,326)
Balance, September 30, 2014	36,611,495	$36,612	$873,838	$(471,232)	$288	$439,506

Adjustment for currency rate exchange					$-	$-

Net loss for the period ended December 31, 2014				$(22,201)	-	$(22,201)
Balance, December 31, 2014	36,611,495	$36,612	$873,838	$(493,433)	$288	$417,305

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

			Cumulative from
	Three Months Ended	Three Months Ended	February 7, 2011 (Date of Inception) Through
	December 31,	December 31,	December 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net income (loss)	$(22,201)	$(72,122)	$(493,433)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	64,450
Non-cash portion of share based consulting fee expense	-	50,000	70,500
Depreciation expenses	1,360	1,360	10,882
Deferred interest expense	31	31	(127)
Inventory	214,290	(138,390)	(31,235)
Accounts Receivable	(40,000)	(84,000)	(230,000)
Prepaid expense	-	(1)	(309)
Prepaid to supplier	-	18,200	-
Accrued expenses liability	(266)	1	1,853
Account payable	(74,427)	196	11,573
Credit card payable	165	(2,834)	4,462
Net cash provided by operating activities	$78,952	$(227,559)	$(591,384)

Investing Activities:
Purchase of property, plant and equipment	-	-	(27,206)
Net cash provided by investing activities	$-	$-	$(27,206)

Financing Activities:
Loan from shareholders	$(1,504)	$2,796	$3,902
Advances to Officer	10,503	9,376	(15,142)
Long term Loans	(3,065)	(2,299)	8,429
Proceeds from issuance of common stock	-	-	775,500
Net cash provided by financing activities	$5,934	$9,873	$772,689
Effect of Exchange Rate on Cash	$-	$-	$288
Net increase (decrease) in cash and cash equivalents	$84,886	$(217,686)	$154,387
Cash and cash equivalents at beginning of the period	$69,501	$384,675	$-
Cash and cash equivalents at end of the period	$154,387	$166,989	$154,387

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE A – BUSINESS DESCRIPTION

A & C United Agriculture Developing Inc., or the “Company,” is a Nevada corporation formed on February 7, 2011. In addition to the U.S. operation, the Company established a subsidiary A & C Agriculture Developing (Europe) AB in Stockholm, Sweden in October 24, 2014, which is located at Gamla Sodertaljevagen 134A, 141 70 Segeltorp, Sweden.

Since the inception, the Company’s long-term goal has been to solve some of the major challenges in China, such as pollution and food safety issues for the general public, as well as to raise funds to grow our business and better serve our existing customers. In order to reach these goals, the Company believes that, the best solution is to integrate and manage all links along the food production chain – seeds, farming, processing.

The Company’s strategy of implementing the above solution has two tiers:

1.

Overall, we strive to leverage our existing seeds business as a foundation and a starting point for the entire production chain, and gradually involve the downstream links by engaging other projects simultaneously, such as fertilizer project on the farming side and carrot project that falls into the processing arena.

2.

Within the seeds sector, we will focus on the research and development. We believe that by developing our own intellectual property on our product, we can transform ourselves from a seed distributor to a more diversified seed company, and thus we hope to be able to obtain higher margins.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2014, the company had cash and cash equivalents of $ 154,387.

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

As of December 31, 2014, the company has property, plant, and equipment at a net cost of $ 16,324, and $ 1,360 of accumulated depreciation expense was recorded.

Account Receivable

As of December 31, 2014, the Company had account receivable of $ 230,000.

Prepaid Expense

As of December 31, 2014, the Company had prepaid expense of $ 309 for rent and other expenses.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from suppliers. As of December 31 2014, the Company has $ 31,235 inventories recorded, which included $ 31,171 various vegetable seeds in stock in USA and has $ 64 tomato seeds in stock in Sweden. And the inventories purchase from USA were stored at the garage of Yidan Liu’s house at no charges and written agreement; and the inventories purchase from Europe were stored at the garage of Jun Huang’s house at Sweden at no charges and written agreement.

Long Term Liabilities

In December 5th, 2012, the Company purchased a vehicle at a financing amount of $ 27,585.36 with 36 monthly equal payments. As of December 31, 2014, the Company has a net car loan of $ 8,429.

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

The Company had total revenue of $ 240,000 and $ 212,843 for the fiscal quarter ended December 31, 2014 and 2013 respectively and $ 1,997,597 for the period of February 7, 2011 to December 31, 2014.

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

The Company had $ 245,525 inventory as of September 30, 2014.

From the period of October 1, 2014 to December 31, 2014, the Company purchase $ 1,710 vegetable seeds from US suppliers and Europe suppliers; and there are $ 31,235 inventories as of December 31, 2014.

For the fiscal quarter ended December 31, 2014, the Company had related cost of goods sold expense and freight cost of $ 2,767.

As a result, a total of $ 218,767 and $ 188,851 cost of goods sold was recorded for the fiscal quarter ended December 31, 2014 and 2013; and $ 1,815,889 cost of goods sold was recorded for the period of February 7, 2011 to December 31, 2014.

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

For the fiscal quarter ended December 31, 2014 and 2013, there was a total of $ 43,434 and $ 96,114 operating expenses respectively. For the cumulative period from February 7, 2011 (Date of Inception) to December 31, 2014, there was a total of $ 675,133 operating expenses.

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

The total payroll expense for the fiscal quarter ended December 31, 2014 and 2013 is $ 20,438 and $ 16,148 respectively, which included the payroll taxes to the government and the net salary to the officer and employee.

Professional Fees

Professional fees are consist of accounting and auditing fee, legal fee, consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 2,623 and $ 57,700 for the fiscal quarter ended December 31, 2014 and 2013 respectively.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company has determined the United States dollars (USD) to be its functional currency for A&C United Agriculture Developing Inc., U.S.A and Swedish Krona (SEK) to be its functional currency in European business. Assets and liabilities were translated to U.S. dollars at the period-end exchange rate. Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2014, total 30,235,000 shares were issued to officers and directors as follows:

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

________

*Based upon total outstanding shares 36,611,495 as of December 31, 2014.

Advance for Company Expense to Officers

As of December 31, 2014, the Company advanced $15,142 to the officer, Jun Huang, for operating and marketing activity of the corporation in Sweden and Asia. These expenses were paid by Mr. Huang on behalf of the Company; this amount is not repayable by Mr. Huang as it was paid for Company expenses and not retained by him personally.

Loans from Officers/Shareholders

As of December 31, 2014, the officer, Yidan Liu, loaned $ 3,902 to the Company for purchases and operating expenses. The outstanding balance is due on demand and no agreement was signed.

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

Therefore, as of December 31, 2014, there was total of 36,611,495 shares issued and outstanding.

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

As of December 31, 2014 the cash and cash equivalent balance was $ 154,387 and there is cumulative net loss of $ 493,433 for the cumulative period from February 7, 2011 (Date of Inception) to December 31, 2014.

Exhibit A

			Cumulative from
	Three Months Ended	Three Months Ended	February 7, 2011 (Dateof Inception) To
	December 31,	December 31,	December 31,
	2014	2013	2014
Operating Expense
Bank Service Charges	51	25	1,139
Auto and Truck Expenses	228	239	1,785
Depreciation Expense	1,360	1,360	10,882
License & Registration	-	7,873	7,023
Meals and Entertainment	2,168	3,025	18,578
Membership fee	-	-	505
Conference and Meeting	980	-	4,539
Marketing and Promotion Expense	-	639	4,002
Insurance Expense	5,256	-	18,893
Interest Expense	31	31	252
Office Supplies	-	587	11,072
Payroll Expenses	20,438	16,148	136,190
Telephone Expense	-	-	400
Utilities	-	-	41
Website Expense	-	-	2,181
Postage and Delivery	4	217	832
Repairs and Maintenance	528	-	1,491
Training & Education Expense	-	-	480
Medical Expenses	-	-	778
Printing and Reproduction	-	-	135
Research and Survey expenses	572	-	572
Software	-	-	394
Professional Fees	2,623	57,700	343,395
Travel Expense	8,688	7,759	95,748
Rent Expense	507	511	13,826
Total Operating Expense	$43,434	$96,114	$675,133

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

Overview

A & C United Agriculture Developing Inc., or the “Company,” is a Nevada corporation formed on February 7, 2011. In addition to the U.S. operation, the Company established a subsidiary A & C Agriculture Developing (Europe) AB in Stockholm, Sweden in October 24, 2014, which is located at Gamla Sodertaljevagen 134A, 141 70 Segeltorp, Sweden.

Since the inception, the Company’s long-term goal has been to solve some of the major challenges in China, such as pollution and food safety issues for the general public, as well as to raise funds to grow our business and better serve our existing customers. In order to reach these goals, the Company believes that, the best solution is to integrate and manage all links along the food production chain – seeds, farming, processing.

The Company’s strategy of implementing the above solution has two tiers:

1.

Overall, we strive to leverage our existing seeds business as a foundation and a starting point for the entire production chain, and gradually involve the downstream links by engaging other projects simultaneously, such as fertilizer project on the farming side and carrot project that falls into the processing arena.

2.

Within the seeds sector, we will focus on the research and development. We believe that by developing our own intellectual property on our product, we can transform ourselves from a seed distributor to a more diversified seed company, and thus we hope to be able to obtain higher margins.

We continue to meet vegetable seed breeders, producers, growers, freezers and processors in the U.S., Europe and in China and, as previously reported, we have signed a 4-year agreement with CapGen, a Spanish breeder for which we have already trialed their varieties. We believe based upon our knowledge of our industry that CapGen is regarded by others in the industry as having a strong research and development platform and well-known breeders.

Currently we are evaluating the trial involves over 300 varieties across 2 Chinese locations with CapGen. Some varieties performed well in 2014. However, it might take us another (or even more) full life cycle of test before we could finalize the selection.

We are also working with a number of American breeders, including Dr. Ladd, Integra Hybrids, LLC, with experiment and trialing. We have reviewed the trial results with Dr. Ladd in person and received advice for the future trials. The Letter of Intent we signed in 2014 is still valid. However, we still currently have no binding agreement, commitment or understanding with Dr. Ladd, Integra Hybrids, LLC or any of their affiliates to develop the carrot market in China or undertake any other activities other than set forth in the letter of intent. There is no assurance that we will ever have a binding agreement, commitment or understanding with Dr. Ladd, Integra Hybrids, LLC or any of their affiliates or that we will develop the carrot market in China or undertake any other similar activities.

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

The Company is currently working on the business plan for our seed R&D project and plan to conduct fund raising campaign in the first quarter of 2015 for this project. There is no assurance that we will ever be able to implement this aspect of our future business plan. The Company believes the two crucial pieces, R&D capability and teams, for the project are in place for the company to move forward. We now have the breeders and their team on board. And over the past few years, we have established stable relationship with Chinese companies that are specialized in variety trialing, selection and commercializing across the seed industry. The proceedings we obtain from the campaign will be primarily used to integrate above resources.

The Company’s management team has kicked off the DTC Eligibility application process and we expect to have it cleared in the first quarter of 2015.

Results of Operations

For the first quarter end ended December 31, 2014 vs. 2013

Revenue

There was $ 240,000 and $ 212,843 revenue generated for the first quarter end ended December 31, 2014 and 2013 due to increased sales efforts.

Cost of Revenue

There was $ 218,767 and $ 188,851 cost of goods sold incurred for the first quarter end ended December 31, 2014 and 2013 respectively. The cost of goods sold increased due to the increasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the first quarter end ended December 31, 2014 and 2013, there was a total of $ 43,434 and $96,114 operating expenses respectively. The decrease was primarily in the reduction of professional fees as follows: $ 2,623 out of the total $ 43,434 was professional service fee due to company filling with the SEC, and $57,700 out of the total $96,114 was professional service fee due to company listing, consulting, and filling with the SEC.

 For the cumulative period from February 7, 2011 (Date of Inception) to December 31, 2014, there was a total of $675,133 operating expenses.

			Cumulative from
	Three Months Ended	Three Months Ended	February 7, 2011 (Dateof Inception) To
	December 31,	December 31,	December 31,
	2014	2013	2014
Operating Expense
Bank Service Charges	51	25	1,139
Auto and Truck Expenses	228	239	1,785
Depreciation Expense	1,360	1,360	10,882
License & Registration	-	7,873	7,023
Meals and Entertainment	2,168	3,025	18,578
Membership fee	-	-	505
Conference and Meeting	980	-	4,539
Marketing and Promotion Expense	-	639	4,002
Insurance Expense	5,256	-	18,893
Interest Expense	31	31	252
Office Supplies	-	587	11,072
Payroll Expenses	20,438	16,148	136,190
Telephone Expense	-	-	400
Utilities	-	-	41
Website Expense	-	-	2,181
Postage and Delivery	4	217	832
Repairs and Maintenance	528	-	1,491
Training & Education Expense	-	-	480
Medical Expenses	-	-	778
Printing and Reproduction	-	-	135
Research and Survey expenses	572	-	572
Software	-	-	394
Professional Fees	2,623	57,700	343,395
Travel Expense	8,688	7,759	95,748
Rent Expense	507	511	13,826
Total Operating Expense	$43,434	$96,114	$675,133

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the first quarter end ended December 31, 2014 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $ 22,201 and $ 72,122 for the first quarter end ended December 31, 2014 and 2013, and net losses of $ 493,433 for period from February 7, 2011 to December 31, 2014 for the reasons set forth above.

Milestone Table

Event	Actions	Anticipated Time Frame	Total estimated cost

Obtain DTC Eligibility	Hire consulting firm Prepare required documents File application	By 3/31/2015	$15,000
Continue to work with the Chinese companies on a potential collaboration	Ad hoc business trips	By 12/31/2015	$5,000
Continue trials of carrots and other varieties obtained from Europe companies.		By 6/30/2015	$10,000
Seed R&D project fund raising campaign	Materials prep. Investor conference Road shows	By 8/31/2015	$50,000

We currently have sufficient cash resources to fund all of our operations for the next 12 months, including the expenses set forth in the chart above.

Liquidity and Capital Resources

	At December 31,	At December 31,	At September 30,
	2014	2013	2014

Current Ratio*	14.81	23.34	5.02
Cash	$154,387	$166,989	$69,501
Working Capital***	$409,284	$528,611	$433,158
Total Assets	$447,523	$575,377	$548,822
Total Liabilities	$30,218	$24,648	$109,316

Total Equity	$417,305	$550,729	$439,506

Total Debt/Equity**	0.07	0.04	0.25

_______________

*Current Ratio = Current Assets /Current Liabilities.

** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $ 154,387 and $166,989 at first quarter ended December 31, 2014 and 2013 and the working capital of $ 409,284 and $528,611 with liabilities of $ 30,218 and $ 24,648 for the same periods.

As of December 31, 2014, we have $ 154,387 in cash and $ 230,000 in accounts receivable. As shown in the Milestone Table above, we need a minimum of approximately $80,000 in funds to finance our business in the next 12 months. This amount does not include all our costs which we will incur irrespective of our business development activities set forth in the Milestone Table, including general operating costs, bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $300,000 annually. Accordingly, as we anticipate an average monthly burn rate of no more than $25,000 during the next 12 months, we believe we have sufficient cash available (assuming we collect all our existing and anticipated sales and receivables) to fund all of our operational and SEC filing needs during the next 12 months.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2014, our disclosure controls and procedures are effective.

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

None/Not Applicable

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

A & C United Agriculture Developing Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Yidan (Andy) Liu	February 4, 2015	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer, Principal	February 4, 2015
Financial Officer andPrincipal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

