Form 10-Q
period 2015-03-31
A&C United Agriculture Developing Inc.
filed 2015-05-11
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT UNDERSECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of March 31, 2015 there were 36,731,495 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

A & C United Agriculture Developing Inc

(A Development Stage Enterprise)

Unaudited Financial Statements

As of March 31 2015

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET

	March 31	September 30
	2015	2014
ASSETS		(audited)
Current assets:
Cash and cash equivalents	$61,562	$69,501
Accounts receivable	150,000	190,000
Inventory	124,005	245,525
Total Current Assets	$335,567	$505,026
Other current assets:
Prepaid expense	$60,309	$309
Advances to officer	-	25,645
Total Other Current Assets	$60,309	$25,954

Property, plant and equipment, net	$14,963	$17,684

Other assets:
Deferred interest expense	94	158
Total Other Assets	$94	$158

TOTAL ASSETS	$410,933	$548,822

LIABILITIES & EQUITY
Current liabilities:
Account payable	$26,466	$86,000
Credit card payable	5,160	4,297
Total current liabilities	$31,626	$90,297
Other current liabilities:
Loan from shareholders	$13,246	$5,406
Accrued Expenses Liability	1,801	2,119
Total other current liabilities	$15,047	$7,525
Long term liabilities:
Car loan	6,896	11,494
Total long term liabilities	$6,896	$11,494

Total liabilities	$53,569	$109,316

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
36,731,495 shares issued and outstanding.	$36,732	$36,612
Paid-in capital	885,718	873,838
Deficit accumulated during the development stage	(565,374)	(471,232)
Accumulated other comprehensive income (loss)	288	288
Total stockholders' equity	$357,364	$439,506
TOTAL LIABILITIES & EQUITY	$410,933	$548,822

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Cumulative from February 7, 2011 (Dateof Inception) Through March 31, 2015

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$381,636	$361,870	$141,636	$149,027	$2,139,233
Cost of Goods Sold	$341,756	$324,538	$122,989	$135,687	$1,938,878
Gross Profit	$39,880	$37,332	$18,647	$13,340	$200,355
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$131,301	$148,009	$89,227	$61,026	$753,478

Depreciation and amortization expenses	$2,721	$2,721	$1,360	$1,361	$12,243
Total Operating Expenses	$134,022	$150,730	$90,587	$62,387	$765,721

Operating Income (Loss)	$(94,142)	$(113,398)	$(71,940)	$(49,047)	$(565,366)

Investment income, net	$-	$-	$-	$-	$-
Interest Expense, net	$-	$-	$-	$-	$8
Income (Loss) before income taxes	$(94,142)	$(113,398)	$(71,940)	$(49,047)	$(565,374)
Income (Loss) tax expense	$-	$-	$-	$-	$-
Net Income (Loss)	$(94,142)	$(113,398)	$(71,940)	$(49,047)	$(565,374)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$-	$(19)	$-	$(19)	$288
Other comprehensive income (loss)	$-	$(19)	$-	$(19)	$288
Comprehensive Income (Loss)	$(94,142)	$(113,417)	$(71,940)	$(49,066)	$(565,086)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through March 31, 2015

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks
to shareholders @0.001 per
share on February 7, 2011	30,000,000	$30,000	$-			$30,000

Issuance of common stocks
to shareholders @0.1 per
share on May 31, 2011	4,449,495	$4,450	$440,500			$444,950

Adjustment for Exchange
rate changes					$207	$207

Net loss for the year
ended September 30, 2011				$(37,543)		$(37,543)
Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Issuance of common stocks
to Michael Williams @0.2
per share on July 16, 2012	150,000	$150	$29,850			$30,000

Issuance of common stocks
to Pivo Associates Inc @0.2
per share on July 20, 2012	25,000	$25	$4,975			$5,000

Adjustment for currency rate exchange					$-	$-

Net loss for the year
ended September 30, 2012				$(117,317)		$(117,317)
Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Issuance of common stocks
to Shareholders @ 0.2
per share on December 31,2012	1,675,000	$1,675	$333,325			$335,000

Issuance of common stocks
to Shareholders @ 0.25
per share on March 12,2013	50,000	$50	$12,450			$12,500

Issuance of common stocks
to Blue Future @ 0.25
per share on April 29,2013	12,000	$12	$2,988			$3,000

Adjustment for currency rate exchange					$100	$100

Net loss for the year
ended September 30, 2013				$(133,046)		$(133,046)
Balance, September 30, 2013	36,361,495	$36,362	$824,088	$(287,906)	$307	$572,851

Issuance of common stocks
to Griffin Produce @ 0.2
per share on December 26,2013	250,000	$250	$49,750			$50,000

Adjustment for currency rate exchange					$(19)	$(19)

Net loss for the year
ended September 30, 2014				$(183,326)		$(183,326)
Balance, September 30, 2014	36,611,495	$36,612	$873,838	$(471,232)	$288	$439,506

Issuance of common stocks
to Michael Williams @0.1
per share on February 1, 2015	60,000	$60	$5,940			$6,000

Issuance of common stocks
to Globex Transfer LLC @0.1
per share on February 2, 2015	60,000	$60	$5,940			$6,000

Adjustment for currency rate exchange					$-	$-

Net loss for the period
ended March 31, 2015				$(94,142)		$(94,142)
Balance, March 31, 2015	36,731,495	$36,732	$885,718	$(565,374)	$288	$357,364

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Cumulative from February 7, 2011 (Date of Inception) Through March 31, 2015

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net income (loss)	$(94,142)	$(113,398)	$(71,940)	$(49,047)	$(565,374)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	6,000	-	6,000	-	70,450
Non-cash portion of share based consulting fee expense	6,000	50,000	6,000	-	76,500
Depreciation expenses	2,721	2,721	1,360	1,361	12,243
Deferred interest expense	63	63	32	32	(95)
Inventory	121,521	(28,284)	(92,769)	110,106	(124,004)
Accounts Receivable	40,000	(123,262)	80,000	(39,262)	(150,000)
Prepaid expense	-	(519)	-	(518)	(309)
Prepaid to supplier	(60,000)	(92,800)	(60,000)	(111,000)	(60,000)
Accrued expense	(318)	-	(52)	-	1,801
Account payable	(59,534)	10,826	14,894	10,629	26,466
Credit card payable	863	(2,474)	697	360	5,160
Unearned revenue	$-	$-	-	-	-
Net cash provided by operating activities	$(36,826)	$(297,127)	$(115,778)	$(77,339)	$(707,162)

Investing Activities:
Purchase of property, plant and equipment	-	-	-	-	(27,206)
Net cash provided by investing activities	$-	$-	$-	$-	$(27,206)

Financing Activities:
Loan from shareholders	$7,840	$709	$3,402	$(2,088)	$13,246
Advance to shareholders	25,645	(445)	$21,084	$(2,049)	-
Long term Loans	(4,598)	(4,598)	$(1,533)	$(2,299)	6,896
Proceeds from issuance of common stock	-	-	-	-	775,500
Net cash provided by financing activities	$28,887	$(4,334)	$22,953	$(6,436)	$795,642

Effect of Exchange Rate on Cash	$-	$(19)	$-	$(19)	$288
Net increase (decrease) in cash and cash equivalents	$(7,939)	$(301,480)	$(92,825)	$(83,794)	$61,562
Cash and cash equivalents at beginning of the period	$69,501	$384,675	$154,387	$166,989	$-
Cash and cash equivalents at end of the period	$61,562	$83,195	$61,562	$83,195	$61,562

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2015, the company had cash and cash equivalents of $ 61,562.

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

As of March 31, 2015, the company has property, plant, and equipment at a net cost of $ 14,963, and $ 12,243 of accumulated depreciation expense was recorded.

Account Receivable

As of March 31, 2015, the Company had account receivable of $ 150,000.

Prepaid Expense

As of March 31, 2015, the Company had prepaid expense of $ 309 for rent and other expenses.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from suppliers. As of March 31 2015, the Company has $ 124,005 inventories recorded, which included $ 123,941 various vegetable seeds in stock in USA and has $ 64 tomato seeds in stock in Sweden. And the inventories purchase from USA were stored at the garage of Yidan Liu’s house at no charges and written agreement; and the inventories purchase from Europe were stored at the garage of Jun Huang’s house at Sweden at no charges and written agreement.

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

On December 26, 2013, 250,000 shares were issued to Griffin Produce Company, Inc @ $0.2 per share for consulting and advising service value $ 50,000.

On February 1, 2015, 60,000 shares were issued to Michael Williams for legal services of $ 6,000 at $0.10 per share.

On February 2, 2015, 6,000 shares were issued to Globex Transfer LLC for DTC professional services of $6,000 at $0.10 per share.

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

Long Term Liabilities

In December 5th, 2012, the Company purchased a vehicle at a financing amount of $ 27,585.36 with 36 monthly equal payments. As of March 31, 2015, the Company has a net car loan of $ 6,896.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company had total revenue of $ 141,636 and $ 149,027 for the fiscal quarter ended March 31, 2015 and 2014 respectively and $ 2,139,233 for the period of February 7, 2011 to March 31, 2015.

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

The Company had $ 31,235 inventory as of December 31, 2014.

From the period of January 1, 2015 to March 31, 2015, the Company purchase $ 210,788 vegetable seeds from US suppliers and Europe suppliers; and there are $ 124,005 inventories as of March 31, 2015.

For the fiscal quarter ended March 31, 2015, the Company had related cost of goods sold expense and freight cost of $ 4,970.

As a result, a total of $ 122,989 and $ 135,687 cost of goods sold was recorded for the fiscal quarter ended March 31, 2015 and 2014; and $ 1,938,878 cost of goods sold was recorded for the period of February 7, 2011 to March 31, 2015.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Leases

The Company entered into a lease for its corporate offices in under terms of non-cancelable operating leases. The lease term is from March 1, 2015 through February 28, 2016 and requires a roughly $170 monthly lease payment, and this office is located at 700 Commerce Drive, STE 500, Oak Brook IL 60523, USA.

Operating Expense

Operation expense consists of selling, general and administrative expenses, and depreciation expense.

For the fiscal quarter ended March 31, 2015 and 2014, there was a total of $ 90,587 and $ 62,387 operating expenses respectively. For the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2015, there was a total of $ 765,721 operating expenses.

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

The total payroll expense for the fiscal quarter ended March 31, 2014 and 2013 is $ 20,063 and $ 16,190 respectively, which included the payroll taxes to the government and the net salary to the officer and employee.

Professional Fees

Professional fees are consist of accounting and auditing fee, legal fee, consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 41,859 and $ 22,298 for the fiscal quarter ended March 31, 2015 and 2014 respectively.

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

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2014, total 30,235,000 shares were issued to officers and directors as follows:

Name	Title	Share QTY	Amount	Purchase Date	% of Common Share
Jun Huang	Secretary	15,000,000	$15,000	2/7/2011	40.84%
Yidan Liu	President	15,000,000	$15,000	2/7/2011	40.84%
Ross Rispens	Director	75,000	$10,000	5/31/2011	0.20%
Xinyu Wang	Director	10,000	$1,000	5/31/2011	0.03%
Manying Chen	Director	50,000	$5,000	5/31/2011	0.14%
Minhang Wei	Director	100,000	$10,000	5/31/2011	0.27%
Total		30,235,000	$56,000		82.31%

____________

*Based upon total outstanding shares 36,731,495 as of March 31, 2015.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

Loans from Officers/Shareholders

As of March 31, 2015, the officers loaned $ 13,246 to the Company for purchases and operating expenses. The outstanding balance is due on demand and no agreement was signed.

NOTE D - SHAREHOLDERS’ EQUITY

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE D - SHAREHOLDERS’ EQUITY (Continued)

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

On December 26, 2013, 250,000 shares were issued to Griffin Produce Company, Inc @ $0.2 per share for consulting and advising service value $ 50,000.

On February 1, 2015, 60,000 shares were issued to Michael Williams for legal services of $ 6,000 at $0.10 per share.

On February 2, 2015, 6,000 shares were issued to Globex Transfer LLC for DTC professional services of $6,000 at $0.10 per share.

Therefore, as of March 31, 2015, there was total of 36,731,495 shares issued and outstanding.

NOTE E  - GOING CONCERN

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

As of March 31, 2015 the cash and cash equivalent balance was $ 61,562 and there is cumulative net loss of $ 565,374 for the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2015.

Exhibit A

	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	March 31,	March 31,	March 31,
	2015	2014	2015
Expense
Bank Service Charges	115	276	1,254
Business Licenses and Permits	956	814	7,979
Meals and Entertainment	1,296	3,648	19,874
Membership fee	-	-	505
Office Supplies	130	-	11,202
Postage and Delivery	105	19	937
Printing and Reproduction	-	-	136
Auto and Truck Expenses	214	7	1,999
Payroll Expenses	20,063	16,190	156,252
Conference & Meeting		-	4,538
Interest Expense	32	32	284
Utilities	-	-	41
Website Expense	453	96	2,634
Medical Expenses	3,343	-	4,121
Registration Fees	520	-	520
Repairs and Maintenance	669	-	2,160
Research and Survey expenses	-	-	572
Training & Education Expense	-	-	480
Telephone Expense	-	-	400
Depreciation Expense	1,360	1,360	12,243
Insurance Expense	1,278	3,926	20,170
Marketing and Promotion Expense	136	1,159	4,137
Travel Expense	5,864	11,881	101,612
Professional Fees
Accounting	18,278	20,717	90,280
Consulting Fees	-	-	114,660
Legal Fee	10,500	-	147,750
Transfer Agent fees	12,300	300	16,095
SEC & EDGAR Filling Fee	781	1,281	16,469
Professional Fees	41,859	22,298	385,254
Software	106	-	501
Rent Expense	12,089	682	25,915
Total Expense	90,587	62,387	765,721

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

We continue to meet vegetable seed breeders, producers, growers, freezers and processors in the U.S., Europe and in China.

As previously reported, we have signed a 4-year agreement with CapGen, a Spanish breeder for which we have already trialed their varieties. We believe based upon our knowledge of our industry that CapGen is regarded by others in the industry as having a strong research and development platform and well-known breeders. As of this the date of this Report, we have found and looked at a few varieties for commercialization, and we have placed a two kilogram production order for one of the red tomato varieties in order to sell to our initial customer base.

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

The Company is currently working on the business plan for our seed R&D project and plan to kick off fund raising campaign in the next three months or so. There is no assurance that we ever be able to raise any funds from these efforts. The Company’s management team believes our own products and our marketing/sales teams are in place for the Company to move up to be able to more fully implement its business plan. Any funds raised will be used to integrate all resources so that we are in a better position to be able to more fully implement our business plan.

As reported in last quarter’s filing, we have obtained the DTC eligibility by end of March 2015.

Results of Operations

For the second quarter end ended March 31, 2015 vs. 2014

Revenue

There was $ 141,636 and $ 149,027 revenue generated for the second quarter ended March 31, 2015 and 2014.

Cost of Revenue

There was $ 122,989 and $ 135,687 cost of goods sold incurred for the second quarter ended March 31, 2015 and 2014 respectively. The cost of goods sold decreased due to the decreasing of revenue.

For the second quarter ended March 31, 2015 and 2014, there was a total of $ 90,587 and $62,387 operating expenses respectively. $ 41,859 out of the total $ 90,587 was professional service fee due to company filling with the SEC, company listing, and consulting.

For the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2015, there was a total of $765,721 operating expenses.

	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	March 31,	March 31,	March 31,
	2015	2014	2015
Expense
Bank Service Charges	115	276	1,254
Business Licenses and Permits	956	814	7,979
Meals and Entertainment	1,296	3,648	19,874
Membership fee	-	-	505
Office Supplies	130	-	11,202
Postage and Delivery	105	19	937
Printing and Reproduction	-	-	136
Auto and Truck Expenses	214	7	1,999
Payroll Expenses	20,063	16,190	156,252
Conference & Meeting		-	4,538
Interest Expense	32	32	284
Utilities	-	-	41
Website Expense	453	96	2,634
Medical Expenses	3,343	-	4,121
Registration Fees	520	-	520
Repairs and Maintenance	669	-	2,160
Research and Survey expenses	-	-	572
Training & Education Expense	-	-	480
Telephone Expense	-	-	400
Depreciation Expense	1,360	1,360	12,243
Insurance Expense	1,278	3,926	20,170
Marketing and Promotion Expense	136	1,159	4,137
Travel Expense	5,864	11,881	101,612
Professional Fees
Accounting	18,278	20,717	90,280
Consulting Fees	-	-	114,660
Legal Fee	10,500	-	147,750
Transfer Agent fees	12,300	300	16,095
SEC & EDGAR Filling Fee	781	1,281	16,469
Professional Fees	41,859	22,298	385,254
Software	106	-	501
Rent Expense	12,089	682	25,915
Total Expense	90,587	62,387	765,721

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the second quarter ended March 31, 2015 due to the net operation loss in the USA.

For the six months ended March 31, 2015 vs. 2014

Revenue

There was $ 381,636 and $ 361,870 revenue generated for the six months ended March 31, 2015 and 2014 due to increased sales efforts.

Cost of Revenue

There was $ 341,756 and $ 324,538 cost of goods sold incurred for the six months ended March 31, 2015 and 2014 respectively. The cost of goods sold increased due to the increasing of revenue.

For the six months ended March 31, 2015 and 2014, there was a total of $ 134,022 and $150,730 operating expenses respectively. The decrease was primarily in the reduction of professional fees as follows: $ 44,482 out of the total $ 134,022 was professional service fee due to company filling with the SEC and consulting fees, and $79,998out of the total $150,730 was professional service fee due to company listing, consulting, and filling with the SEC.

 For the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2015, there was a total of $765,721 operating expenses.

	Six Months Ended	Six Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	March 31,	March 31,	March 31,
	2015	2014	2015
Expense
Bank Service Charges	166	301	1,254
Business Licenses and Permits	956	915	7,979
Meals and Entertainment	3,464	6,673	19,874
Membership fee	-	-	505
Office Supplies	130	587	11,202
Postage and Delivery	109	236	937
Printing and Reproduction	-	-	136
Auto and Truck Expenses	442	246	1,999
Payroll Expenses	40,500	32,337	156,252
Conference & Meeting	980	-	4,538
Interest Expense	63	63	284
Utilities	-	-	41
Website Expense	453	96	2,634
Medical Expenses	3,343	-	4,121
Registration Fees	520	-	520
Repairs and Maintenance	1,197	-	2,160
Research and Survey expenses	572	-	572
Training & Education Expense	-	-	480
Telephone Expense	-	-	400
Depreciation Expense	2,721	2,721	12,243
Insurance Expense	6,534	3,926	20,170
Marketing and Promotion Expense	136	1,798	4,137
Travel Expense	14,552	19,640	101,612
Professional Fees
Accounting	18,788	20,717	90,280
Consulting Fees	-	50,000	114,660
Legal Fee	11,000	7,500	147,750
Transfer Agent fees	12,600	500	16,095
SEC & EDGAR Filling Fee	2,094	1,281	16,469
Professional Fees	44,482	79,998	385,254
Software	106	-	501
Rent Expense	12,597	1,193	25,915
Total Expense	134,022	150,730	765,721

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months ended March 31, 2015 due to the net operation loss in the USA.

Milestone Table

Event	Actions	Anticipated Time Frame	Total estimated cost

Seed R&D project fund raising campaign	Materials prep. Investor conference Road shows	By 8/31/2015	$40,000
Start commercializing one of the red tomato varieties selected and now owned by the Company	Marketing and sales promotion	By 12/31/2015	$5,000
Continue trials of carrots and other varieties obtained from Europe and America.	Visit trial fields Collect feedbacks Evaluate results	By 12/31/2015	$10,000
Continue to work with the Chinese companies on a potential collaboration	Ad hoc business trips	By 12/31/2015	$5,000

We currently have sufficient cash resources to fund all of our operations for the next 12 months, including the expenses set forth in the chart above.

Liquidity and Capital Resources

	At March 31,	At September 30,
	2015	2014

Current Ratio*	8.48	5.43
Cash	$61,562	$69,501
Working Capital***	$349,203	$433,158
Total Assets	$410,933	$548,822
Total Liabilities	$53,569	$109,316

Total Equity	$357,364	$439,506

Total Debt/Equity**	0.15	0.25

 ____________

* Current Ratio = Current Assets /Current Liabilities.

** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $ 61,562 and $69,501 at first quarter ended March 31, 2015 and December 31 2014 and the working capital of $ 349,203 and $433,158 with liabilities of $ 53,569 and $ 109,316 for the same periods.

As of March 31, 2015, we have $ 61,562 in cash and $ 150,000 in accounts receivable. As shown in the Milestone Table above, we need a minimum of approximately $60,000 in funds to finance our business development program in the next 12 months. This amount does not include all our costs which we will incur irrespective of our business development activities set forth in the Milestone Table, including general operating costs, bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $300,000 annually. Accordingly, as we anticipate an average monthly burn rate of no more than $30,000 during the next 12 months, we believe we have sufficient cash available (assuming we continue to realize revenues from sale of products and collect all our existing and anticipated receivables) to fund all of our operational, business development and SEC filing needs during the next 12 months.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2015, our disclosure controls and procedures are effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

The Company has issued 60,000 common shares at $0.10/share to Globex Transfer, LLC, a Florida LLC, sole stock transfer agent. This is part of the payment for the DTC eligibility.

The company has issued 60,000 common shares at $0.10/share to Williams Securities Law Firm, P.A. for part of the SEC-related legal services.

As both of these recipients had pre-existing business relationships and were sophisticated investors, we relied upon the available exemption from registration under Section 4(2) of the Securities Act in connection with these two issuances.

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

A & C United Agriculture Developing Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Yidan (Andy) Liu	May 11, 2015	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer,	May 11, 2015
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

