Form 10-Q
period 2015-06-30
A&C United Agriculture Developing Inc.
filed 2015-08-11
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Issuer's telephone number: 630-288-2500

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

As of August 11, 2015 there were 36,731,495 shares issued and outstanding of the registrant's common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

A & C United Agriculture Developing Inc

(A Development Stage Enterprise)

Unaudited Financial Statements

As of June 30, 2015

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)

BALANCE SHEET

	June 30, 2015	September 30, 2014
ASSETS		(audited)
Current assets:
Cash and cash equivalents	$125,922	$69,501
Accounts receivable	220,000	190,000
Inventory	143,769	245,525
Total Current Assets	$489,691	$505,026
Other current assets:
Prepaid expense	$309	$309
Advances to officer	-	25,645
Total Other Current Assets	$309	$25,954

Property, plant and equipment, net	$13,603	$17,684

Other assets:
Deferred interest expense	63	158
Total Other Assets	$63	$158
TOTAL ASSETS	$503,666	$548,822

LIABILITIES & EQUITY
Current liabilities:
Account payable	$118,272	$86,000
Credit card payable	7,171	4,297
Total current liabilities	$125,443	$90,297
Other current liabilities:
Loan from shareholders	$38,170	$5,406
Accrued Expenses Liability	1,790	2,119
Total other current liabilities	$39,960	$7,525
Long term liabilities:
Car loan	4,597	11,494
Total long term liabilities	$4,597	$11,494

Total liabilities	$170,000	$109,316

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 36,731,495 shares issued and outstanding.	$36,732	$36,612
Paid-in capital	885,718	873,838
Deficit accumulated during the development stage	(587,692)	(471,232)
Accumulated other comprehensive income (loss)	(1,092)	288
Total stockholders' equity	$333,666	$439,506
TOTAL LIABILITIES & EQUITY	$503,666	$548,822

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)

STATEMENT OF LOSS

	Nine Months Ended June 30	Nine Months Ended June 30	Three Months Ended June 30	Three Months Ended June 30	Cumulative from February 7, 2011 (Date of Inception) Through June 30,
	2015	2014	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$687,896	$361,870	$306,260	$-	$2,445,493
Cost of Goods Sold	$611,052	$324,538	$269,296	$-	$2,208,174
Gross Profit	$76,844	$37,332	$36,964	$-	$237,319

Operating expenses:
Research and development	$-	$-	$-	$-	$-
Selling, general and administrative expenses	$189,223	$188,017	$57,923	$40,008	$811,400
Depreciation and amortization expenses	$4,081	$4,081	$1,360	$1,360	$13,603
Total Operating Expenses	$193,304	$192,098	$59,283	$41,368	$825,003

Operating Income (Loss)	$(116,460)	$(154,766)	$(22,319)	$(41,368)	$(587,684)

Investment income, net	$-	$-	$-	$-	$-
Interest Expense, net	$-	$-	$-	$-	$8
Income (Loss) before income taxes	$(116,460)	$(154,766)	$(22,319)	$(41,368)	$(587,692)
Income (Loss) tax expense	$-	$-	$-	$-	$-
Net Income (Loss)	$(116,460)	$(154,766)	$(22,319)	$(41,368)	$(587,692)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(1,380)	$(19)	$(1,380)	$-	$(1,092)
Other comprehensive income (loss)	$(1,380)	$(19)	$(1,380)	$-	$(1,092)
Comprehensive Income (Loss)	$(117,840)	$(154,785)	$(23,699)	$(41,368)	$(588,784)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through June 30, 2015

			Additional	Deficit Accumulated During the	Accumulated Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks to shareholders @0.001 per share on February 7, 2011	30,000,000	$30,000	$-			$30,000

Issuance of common stocks to shareholders @0.1 per share on May 31, 2011	4,449,495	$4,450	$440,500			$444,950

Adjustment for Exchange rate changes					$207	$207

Net loss for the year ended September 30, 2011				$(37,543)		$(37,543)

Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Issuance of common stocks to Michael Williams @0.2 per share on July 16, 2012	150,000	$150	$29,850			$30,000

Issuance of common stocks to Pivo Associates Inc @0.2 per share on July 20, 2012	25,000	$25	$4,975			$5,000

Adjustment for currency rate exchange					$-	$-

Net loss for the year ended September 30, 2012				$(117,317)		$(117,317)
Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Issuance of common stocks to Shareholders @ 0.2 per share on December 31, 2012	1,675,000	$1,675	$333,325			$335,000

Issuance of common stocks to Shareholders @ 0.25 per share on March 12, 2013	50,000	$50	$12,450			$12,500

Issuance of common stocks to Blue Future @ 0.25 per share on April 29, 2013	12,000	$12	$2,988			$3,000

Adjustment for currency rate exchange					$100	$100

Net loss for the year ended September 30, 2013				$(133,046)		$(133,046)
Balance, September 30, 2013	36,361,495	$36,362	$824,088	$(287,906)	$307	$572,851

Issuance of common stocks to Griffin Produce @ 0.2 per share on December 26, 2013	250,000	$250	$49,750			$50,000

Adjustment for currency rate exchange					$(19)	$(19)

Net loss for the year ended September 30, 2014				$(183,326)		$(183,326)
Balance, September 30, 2014	36,611,495	$36,612	$873,838	$(471,232)	$288	$439,506

Issuance of common stocks to Michael Williams @0.1 per share on February 1, 2015	60,000	$60	$5,940			$6,000

Issuance of common stocks to Globex Transfer LLC @0.1 per share on February 2, 2015	60,000	$60	$5,940			$6,000

Adjustment for currency rate exchange					$(1,380)	$(1,380)

Net loss for the period ended June 30, 2015				$(116,460)		$(116,460)
Balance, June 30, 2015	36,731,495	$36,732	$885,718	$(587,692)	$(1,092)	$333,666

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Nine Months Ended June 30	Nine Months Ended June 30	Three Months Ended June 30	Three Months Ended June 30	Cumulative from February 7, 2011 (Date of Inception) Through June 30,
	2015	2014	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net income (loss)	$(116,460)	$(154,766)	$(22,319)	$(41,368)	$(587,692)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	6,000	-		-	70,450
Non-cash portion of share based consulting fee expense	6,000	50,000		-	76,500
Depreciation expenses	4,081	4,081	1,360	1,360	13,603
Deferred interest expense	95	95	32	32	(63)
Inventory	101,756	(250,525)	(19,765)	(222,240)	(143,769)
Accounts Receivable	(30,000)	16,000	(70,000)	139,262	(220,000)
Prepaid expense	-	(519)	-	-	(309)
Prepaid to supplier	-	18,200	60,000	111,000	-
Payroll Liabilities	(135)	-	(11)	-	1,790
Account payable	32,272	10,000	91,806	(826)	118,272
Credit card payable	2,874	(1,105)	2,012	1,369	7,171
Other Accrued Expenses	(194)	155	-	155	-
Unearned revenue	-	-	-	-	-
Net cash provided by operating activities	$6,289	$(308,384)	$43,115	$(11,256)	$(664,047)

Investing Activities:
Purchase of property, plant and equipment	-	-	-	-	(27,206)
Net cash provided by investing activities	$-	$-	$-	$-	$(27,206)

Financing Activities:
Loan from shareholders	$32,764	$4,725	$24,924	$4,017	$38,170
Loan to shareholders	25,645	5,660	$-	$6,105	-
Long term Loans	(6,897)	(6,896)	$(2,299)	$(2,299)	4,597
Proceeds from issuance of common stock	-	-	-	-	775,500
Net cash provided by financing activities	$51,512	$3,489	$22,625	$7,823	$818,267

Effect of Exchange Rate on Cash	$(1,380)	$(19)	$(1,380)	$-	$(1,092)
Net increase (decrease) in cash and cash equivalents	$56,421	$(304,914)	$64,360	$(3,433)	$125,922
Cash and cash equivalents at beginning of the period	$69,501	$384,675	$61,562	$83,194	$-
Cash and cash equivalents at end of the period	$125,922	$79,761	$125,922	$79,761	$125,922

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

A & C United Agriculture Developing Inc., or the "Company," is a Nevada corporation formed on February 7, 2011. Our principal executive office is located at Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook IL 60523. Tel: 630-288-2500.

In addition to the U.S. operation, the Company established a subsidiary A & C Agriculture Developing (Europe) AB in Stockholm, Sweden in October 24, 2013, which is located at Gamla Sodertaljevagen 134A, 141 70 Segeltorp, Sweden.

Since the inception, the Company's long-term goal has been to solve some of the major challenges in China, such as pollution and food safety issues for the general public, as well as raising funds to grow the business. The Company believes that the best solution is to integrate and manage all links along the food production chain - seeds, farming, processing.

The Company has been and will be putting more resources in the seed business as it is still the main source of the Company's revenue. However, the Company has also been and will be working to leverage the resources that could be obtained via strategic alliances in the future on both sides of the Pacific Ocean in order to expand the business scope.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) ASC 915, "Development Stage Entities". The Company has devoted substantially all of its efforts to establishing a new business and for which either of the following conditions exists: planned principal operations have not commenced; or the planned principal operations have commenced, and rising of capital and attempting to raise sales.

Basis of accounting

The financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting. The Company's fiscal year end is the last day of September 30.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2015, the company had cash and cash equivalents of $ 125,922.

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

As of June 30, 2015, the company has property, plant, and equipment at a net cost of $ 13,603, and $ 13,603 of accumulated depreciation expense was recorded.

Account Receivable

As of June 30, 2015, the Company had account receivable of $ 220,000.

Prepaid Expense

As of June 30, 2015, the Company had prepaid expense of $ 309 for rent and other expenses.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from suppliers. As of June 30, 2015, the Company has $ 143,769 inventories recorded, which included $ 143,705 various vegetable seeds in stock in USA and $ 64 tomato seeds in stock in Sweden. And the inventories purchase from USA were stored at the garage of Yidan Liu's house at no charges and written agreement; and the inventories purchase from Europe were stored at the garage of Jun Huang's house at Sweden at no charges and written agreement.

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method. In accordance with FASB ASC 718, Stock-Based Compensation, the measurement date of shares issued for services is the date at which the counterparty's performance is complete.

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

On February 2, 2015, 60,000 shares were issued to Globex Transfer LLC for DTC professional services of $6,000 at $0.10 per share.

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

Long Term Liabilities

In December 5th, 2012, the Company purchased a vehicle at a financing amount of $ 27,585.36 with 36 monthly equal payments. As of June 30, 2015, the Company has a net car loan of $ 4,597.

Revenue Recognition

In accordance with the FASB Accounting Standards Codification (ASC) 605-15-25 "Revenue Recognition for Sales of Product", the Company recognizes revenue when it is realized or realizable and earned. The revenue from the product sales transaction shall be recognized at time of sale if the following conditions are met:

The seller's price to the buyer is substantially fixed or determinable at the date of sale.
The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product.
The buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product.
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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company had total revenue of $ 306,260 and $ 0 for the fiscal quarter ended June 30, 2015 and 2014 respectively and $ 2,445,493 for the period of February 7, 2011 to June 30, 2015.

Cost of Goods Sold

The Company's purchase cost is primarily from supplier, U.S seed companies. Based upon management's experience in the industry, we believe vegetable seeds supply in UnitedState for the varieties we intend to sell is plenty. We believe that with advanced technology and mature global seed accessibility, U.S seed companies can provide the varieties Chinese end users are looking for. We are focused on finding the right variety. We first will collect specifications from Chinese end users, and then we will match them with the variety here. We ask samples or sometimes we purchase small amount of seed. We will then try them in various locations in China at different planting season. The challenge we have is that not all the varieties we may initially select will prove to work in China. The trial cycle can be over a year in some cases.

We do not anticipate offering any material right of return on our product although we may reimburse buyers on a case-by-case basis if seed which passed our trials does not perform well for a particular grower through no fault of the grower.

The Company had $ 124,005 inventory as of March 31, 2015.

From the period of April 1, 2015 to June 30, 2015, the Company purchase $ 286,200 vegetable seeds from US suppliers and Europe suppliers; and there are $ 143,769 inventories as of June 30, 2015.

For the fiscal quarter ended June 30, 2015, the Company had related cost of goods sold expense and freight cost of $ 2,861.

As a result, a total of $ 269,296 cost of goods sold was recorded for the fiscal quarter ended June 30, 2015; and $ 2,208,174 cost of goods sold was recorded for the period of February 7, 2011 to June 30, 2015.

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

For the fiscal quarter ended June 30, 2015 and 2014, there was a total of $ 59,283 and $ 41,368 operating expenses respectively. For the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2015, there was a total of $ 825,003 operating expenses.

The Details were showed in Exhibit A.

Payroll Expense

Started from January 2013, the Company stayed the annually salary amount of Officer Yidan Liu for $ 60,000. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual's status. All of the tax was submitted to Internal Revenue Service and local government at a monthly basis.

Started from September 2014, the Company hired an employee to taking care of the office operation in Sweden subsidiary at a cost of SEK 8,000 monthly.

The total payroll expense for the fiscal quarter ended June 30, 2015 and 2014 is $ 20,326 and $ 16,659 respectively, which included the payroll taxes to the government and the net salary to the officer and employee.

Professional Fees

Professional fees are consist of accounting and auditing fee, legal fee, consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 1,922 and $ 8,060 for the fiscal quarter ended June 30, 2015 and 2014 respectively.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASC 605	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force
ASC 860	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets
ASC 505	January 2010	Accounting for Distributions to Shareholders with Components of Stock and Cash - a consensus of the FASB Emerging Issues Task Force
ASC 810	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification
ASC 718	January 2010	Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation
ASC 820	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASC 810	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
ASC-310 Receivables	July 2010

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The company's comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

Foreign Currency Translation

The Company has determined the United States dollars (USD) to be its functional currency for A&C United Agriculture Developing Inc., U.S.A and Swedish Krona (SEK) to be its functional currency in European business. Assets and liabilities were translated to U.S. dollars at the period-end exchange rate. Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders' equity.

As of June 30, 2015, the Company had foreign currency translation loss of $1,380.

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2015, total 30,235,000 shares were issued to officers and directors as follows:

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

*Based upon total outstanding shares 36,731,495 as of June 30, 2015.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

Loans from Officers/Shareholders

As of June 30, 2015, the officers loaned $ 38,170 to the Company for purchases and operating, and marketing expenses. The outstanding balance is due on demand and no agreement was signed.

NOTE D - SHAREHOLDERS' EQUITY

Under the Company's Articles of Incorporation of the Company, the Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE D - SHAREHOLDERS' EQUITY (Continued)

On December 26, 2013, 250,000 shares were issued to Griffin Produce Company, Inc @ $0.2 per share for consulting and advising service value $ 50,000.

On February 1, 2015, 60,000 shares were issued to Michael Williams for legal services of $ 6,000 at $0.10 per share.

On February 2, 2015, 60,000 shares were issued to Globex Transfer LLC for DTC professional services of $6,000 at $0.10 per share.

Therefore, as of June 30, 2015, there was total of 36,731,495 shares issued and outstanding.

NOTE E - GOING CONCERN

The Company is currently in the development stage and their activities consist solely of raising capital and attempting to sell products to generate and increase sales revenues.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

As of June 30, 2015 the cash and cash equivalent balance was $ 125,922 and there is cumulative net loss of $ 587,692 for the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2015.

Exhibit A

	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception)Through
	June 30,	June 30,	June 30,
	2015	2014	2015
Expense
Bank Service Charges	145	25	1,399
Business Licenses and Permits	571	307	8,550
Meals and Entertainment	1,693	1,570	21,567
Membership fee	95	-	600
Office Supplies	388	-	11,590
Postage and Delivery	18	75	955
Printing and Reproduction		-	136
Auto and Truck Expenses	991	97	2,990
Payroll Expenses	20,326	16,659	176,578
Conference & Meeting		-	4,538
Interest Expense	32	32	316
Utilities		-	41
Website Expense		-	2,634
Telephone Expense	86	320	485
Depreciation Expense	1,360	1,360	13,603
Insurance Expense	1,916	3,696	22,087
Marketing and Promotion Expense		-	4,137
Medical Expenses	425	778	4,546
Travel Expense	19,388	6,438	121,000
Professional Fees
Accounting	298	310	90,578
Consulting Fees		-	114,660
Legal Fee	1,500	6,000	149,250
Transfer Agent fees	200	445	16,295
SEC & EDGAR Filling Fee	(76)	1,305	16,393
Professional Fees	1,922	8,060	387,176
Software		-	501
Rent Expense	9,532	507	35,447
Repairs and Maintenance	395	963	2,555
Research and Survey expenses	-	-	572
Registration Fees	-	-	520
Training & Education Expense	-	480	480
Total Expense	59,283	41,368	825,003

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

A & C United Agriculture Developing Inc., or the "Company," directly and through its subsidiaries is focused on selling agricultural seeds in China. We plan to continue to focus on developing our core seed selling business in China.

To increase our revenues, we are contemplating entering into agreements with other seed vendors in China pursuant to which they will agree to buy from us on an exclusive basis all or an agreed-upon portion of their seed needs or a will agree to a similar mechanism that produces the same economic result from us. We anticipate that we will have to pay some cash and some stock to the buyer to enter into this type of arrangements. We currently do not have a formal contract, agreement or commitment with any potential seed buyer in China to enter into this kind or arrangement with us. As the transaction, however structured, must be structured in a way which significantly increases our revenues, we believe our financial position will be much stronger if we are able to execute this strategy successfully. However, we believe we will need to raise significant capital from investors before any buyer will discuss these types of transactions with us. We currently have no offering structured or any contract, agreement or commitment from any investor to invest in any offering to raise this capital, and there is no assurance that we will ever be able to raise the capital necessary to be able to implement this strategy.

Another strategy we are working on to further increase our revenues in the future in the long-term is to develop better seed varieties that we hope will be more desirable than seed varieties currently on the market in China under our agreement with CapGen, a Spanish breeder. Based on the agreement, we are working together to collect specification on varieties that are popular in the Chinese market and produce seeds using CapGen's existing R&D platform. This has the potential to increase revenues because we would have more desirable seed products than our competition and thus would have more customers in China buying our products.

The Company's goal is to continue generating revenues from its core seed selling business and to increase revenues through the R&D activities with CapGen and through the types of agreements with seed vendors in China described above if we can secure the necessary financial resources.

Results of Operations

For the third quarter end ended June 30, 2015 vs. 2014

Revenue

There was $ 306,260 and $ 0.00 revenue generated for the third quarter ended June 30, 2015 and 2014 due to increased sales efforts.

Cost of Revenue

There was $ 269,296 and $ 0.00 cost of goods sold incurred for the third quarter ended June 30, 2015 and 2014 respectively. The cost of goods sold increased due to the increasing of revenue.

For the third quarter ended June 30, 2015 and 2014, there was a total of $ 59,283 and $ 41,368 operating expenses respectively.

 For the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2015, there was a total of $825,003 operating expenses.

	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	June 30,	June 30,	June 30,
	2015	2014	2015
Expense
Bank Service Charges	145	25	1,399
Business Licenses and Permits	571	307	8,550
Meals and Entertainment	1,693	1,570	21,567
Membership fee	95	-	600
Office Supplies	388	-	11,590
Postage and Delivery	18	75	955
Printing and Reproduction		-	136
Auto and Truck Expenses	991	97	2,990
Payroll Expenses	20,326	16,659	176,578
Conference & Meeting		-	4,538
Interest Expense	32	32	316
Utilities		-	41
Website Expense		-	2,634
Telephone Expense	86	320	485
Depreciation Expense	1,360	1,360	13,603
Insurance Expense	1,916	3,696	22,087
Marketing and Promotion Expense		-	4,137
Medical Expenses	425	778	4,546
Travel Expense	19,388	6,438	121,000
Professional Fees	1,922	8,060	387,176
Software		-	501
Rent Expense	9,532	507	35,447
Repairs and Maintenance	395	963	2,555
Research and Survey expenses	-	-	572
Registration Fees	-	-	520
Training & Education Expense	-	480	480
Total Expense	59,283	41,368	825,003

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the third quarter ended June 30, 2015 due to the net operation loss in the USA.

For the nine months ended June 30, 2015 vs. 2014

Revenue

There was $ 687,896 and $ 361,870 revenue generated for the nine months ended June 30, 2015 and 2014 due to increased sales efforts.

Cost of Revenue

There was $ 611,052 and $ 324,538 cost of goods sold incurred for the nine months ended June 30, 2015 and 2014 respectively. The cost of goods sold increased due to the increasing of revenue.

For the nine months ended June 30, 2015 and 2014, there was a total of $ 193,304 and $ 192,098 operating expenses respectively.

For the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2015, there was a total of $825,003 operating expenses.

	Nine Months Ended	Nine Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	June 30,	June 30,	June 30,
	2015	2014	2015
Expense
Bank Service Charges	311	326	1,399
Business Licenses and Permits	1,527	1,222	8,550
Meals and Entertainment	5,157	8,243	21,567
Membership fee	95	-	600
Office Supplies	518	587	11,590
Postage and Delivery	128	312	955
Printing and Reproduction		-	136
Auto and Truck Expenses	1,432	342	2,990
Payroll Expenses	60,827	48,996	176,578
Conference & Meeting	979		4,538
Interest Expense	95	95	316
Utilities		-	41
Website Expense	453	96	2,634
Telephone Expense	86	320	485
Depreciation Expense	4,081	4,081	13,603
Insurance Expense	8,450	7,622	22,087
Marketing and Promotion Expense	136	1,798	4,137
Medical Expenses	3,767	778	4,546
Travel Expense	33,940	26,078	121,000
Professional Fees	46,404	88,058	387,176
Software	106	-	501
Rent Expense	22,128	1,700	35,447
Repairs and Maintenance	1,592	963	2,555
Research and Survey expenses	572	-	572
Registration Fees	520	-	520
Training & Education Expense	-	480	480
Total Expense	193,304	192,098	825,003

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the nine months ended June 30, 2015 due to the net operation loss in the USA.

Milestone Table

Event	Actions	Anticipated Time Frame	Total estimated cost

Secure funds to implement planned business program as described in "Overview"	Continue to explore all options for securing funds from investors	By 12/31/2015	$40,000

Management team to visit U.S. breeders, seed distributors, seed producers and potential investors.	Marketing and sales promotion	By 12/31/2015	$5,000

Continue trials of carrots and other varieties obtained from Europe and America.	Visit trial fields Collect feedbacks Evaluate results	By 12/31/2015	$10,000

Continue to work with the Chinese companies on a potential collaboration	Ad hoc business trips	By 12/31/2015	$5,000

We currently have sufficient cash resources to fund all of our operations for the next 12 months, including the expenses set forth in the chart above. However, as noted in "Overview" above, we currently have no offering structured or any contract, agreement or commitment from any investor to invest in any offering to raise this capital, and there is no assurance that we will ever be able to raise the capital necessary to be able to implement this strategy.

Liquidity and Capital Resources

	At June 30,	At September 30,
	2015	2014

Current Ratio*	2.96	5.43
Cash	$125,922	$69,501
Working Capital***	$324,597	$433,158
Total Assets	$503,666	$548,822
Total Liabilities	$170,000	$109,316

Total Equity	$333,666	$439,506

Total Debt/Equity**	0.51	0.25

_________________

*Current Ratio = Current Assets /Current Liabilities.

** Total Debt / Equity = Total Liabilities / Total Shareholders' Equity.

*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $ 125,922 and $69,501 at first quarter ended June 30, 2015 and year ended September 30, 2014 and the working capital of $ 324,597 and $ 433,158 with liabilities of $ 170,000 and $ 109,316 for the same periods.

As of June 30, 2015, we have $ 125,922 in cash and $ 220,000 in accounts receivable. As shown in the Milestone Table above, we need a minimum of approximately $60,000 in funds to finance our business in the next 12 months. This amount does not include all our costs which we will incur irrespective of our business development activities set forth in the Milestone Table, including general operating costs, bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $300,000 annually. Accordingly, as we anticipate an average monthly burn rate of no more than $25,000 during the next 12 months, we believe we have sufficient cash available (assuming we collect all our existing and anticipated sales and receivables) to fund all of our operational and SEC filing needs during the next 12 months.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2015, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

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

____________

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

A & C United Agriculture Developing Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Yidan (Andy) Liu	August 11, 2015	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	August 11, 2015

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

____________

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

