Form 10-K
period 2015-09-30
A&C United Agriculture Developing Inc.
filed 2016-01-12
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: The Registrant's common stock trade price on March 31, 2015 was $.25. Based upon that price of $.25 per share and 6,496,495 shares held by non-affiliates, this amount is $1,624,123.70.

We have 36,731,495 shares of common stock outstanding as of December 1, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K , the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that A & C United Agriculture Developing, Inc. (hereinafter referred to as "we," "us," "our," "our Company" or "A&C") expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

The industry and market data contained in this report are based either on our management's own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

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

Since the inception, the Company's long-term goals have been to solve some of the major agricultural challenges in China, such as food safety issue, soil health problem and outdated farming practices, as well as to raise funds via an IPO to grow our business and to become the leader in the agriculture area. As the Company's name has suggested, the management team believes by unifying the valuable resources the Company is able to access, the above goals can be realized.

The Company has been and will be putting more resources in the seed business as it is still the main source of the Company's revenue. However, the Company has also been and will continue to be working to leverage the resources that it believes can be obtained via strategic alliances in the future on both sides of the Pacific Ocean in order to expand the business scope.

Current Operational Activities

The Company has enhanced the seeds business by providing value-added services to some of the major buyers. The Company has organized meetings, seminars and trainings in Europe and China, in order for buyers to learn the most advanced technologies and farming practices. Another aspect of value-added service is that the Company is spending more time and resources to conduct variety trials, so that the Company can share more experience of growing the variety and can provide more accurate characteristics about the variety.

The revenue of the third quarter is lower than anticipated due to delayed shipments, however the revenue for the first fiscal quarter of 2016 is estimated to be higher than anticipated as it will include revenue for the delayed shipments. The management team will strive to maintain this momentum. On the other hand, the Company is focusing on increasing the profit margin by creating more value-added services.

The trials with CapGen are still progressing and the Company has identified a few varieties for test sales. We have invited the breeder to visit China again to better communicate the trend of the market. As of the reporting date, we have completed the meeting with CapGen. We have reviewed the trial results and communicated the popular varieties in both China market and Europe market. CapGen will provide us more varieties targeting the China market for us to trial.

Outside the seed business, the management team has also been working with potential investors on some of the major projects the Company has been working on. Currently, the Company is working with an investment group in Singapore on a project that is targeting overused farm lands. China central government just issued a new policy for zero increase of traditional fertilizer. It encourages organic, more eco-friendly solution for the soil health issue which we believe is serious in China. The Company believes this may create greater opportunities for the companies such as ours that have already put efforts in the field. There is no written agreement as of today and might never have one between the two parties however we have exchanged ideas and strategies of how the entire project should proceed. This project, according to the knowledge we have today, should be able to help us increase total revenue and build the foundation for what we hope one day could be an up-listing to the NASDAQ market.

During the next 12 months, we anticipate continuing our efforts to raise capital through follow up meetings with potential investors from Singapore, although there is no assurance we will raise capital from these or other investors as we have no contracts, agreements or commitments from this or other funding sources.

We believe we will have sufficient cash available (assuming we collect all our existing and anticipated sales and receivables) to fund all of our operational and SEC filing needs during the next 12 months.

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

Supply and Trial Cycle

Based upon management's experience in the industry and our operating history to date, we believe there is an adequate supply in the United States of the types of vegetable seeds we intend to sell in China. We believe that with advanced technology and mature global seed accessibility, U.S seed companies have provided us with and will in the future continue to be able to provide us with the varieties Chinese end users are looking for. We continue to be focused on finding the right varieties. We first collect specifications from Chinese end users, then match them with the varieties available in the U.S. We ask suppliers for samples or sometimes purchase small amount of seeds. We then try them in various locations in China at different planting seasons.

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

Customers

We are currently selling our seeds only to wholesalers in China. We are continuing our efforts to ramp up our selling efforts in China in fiscal year 2016. Although we may source seeds and strategic agreement from the U.S. and Europe, we have not to date but might in the future plan on selling our seeds or conducting related aspects of our business other than in China.

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

•	the diseases China does not allow that might come with this variety we are importing. We anticipate this will take approximately two weeks.

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

Our Intellectual Property

We have no intellectual property.

Our Employees

Our only employees are our management.

Additional Information

We are a public Company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2. Description of Property

Our business office address is Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook IL 60523.

•	Name of Landlord: Regus

•	Term of Lease: 2/24/2015 to 2/28/2016, automatically extended an additional year.

•	Monthly Rental: $169

The property is adequate for our current needs.

In Stockholm, we use the home of one of our officers and directors at no charge to us.

In China we may make one-time payments to land owners to use their land for our seed trials in China.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Market under the symbol "ACUG"

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
30-Sep-15	$0.25	$0.1
30-Jun-15	$0.35	$0.1
31-Mar-15	$0.25	$0.1
31-Dec-14	$0.51	$0.1
30-Sep-14	$0.51	$0.1
30-Jun-14	$0.51	$0.25
31-Mar-14	$0.51	$0.25
31-Dec-13	$0.51	$0.25

_________

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

•	we would not be able to pay our debts as they become due in the usual course of business; or

•

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

Securities Authorized for Issuance under Equity Compensation Plans

None

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

Since the inception, the Company's long-term goals have been to solve some of the major agricultural challenges in China, such as food safety issue, soil health problem and outdated farming practices, as well as to raise funds via an IPO to grow our business and to become the leader in the agriculture area. As the Company's name has suggested, the management team believes by unifying the valuable resources the Company is able to access, the above goals can be realized.

The Company has been and will be putting more resources in the seed business as it is still the main source of the Company's revenue. However, the Company has also been and will continue to be working to leverage the resources that it believes can be obtained via strategic alliances in the future on both sides of the Pacific Ocean in order to expand the business scope.

Current Operational Activities

The Company has enhanced the seeds business by providing value-added services to some of the major buyers. The Company has organized meetings, seminars and trainings in Europe and China, in order for buyers to learn the most advanced technologies and farming practices. Another aspect of value-added service is that the Company is spending more time and resources to conduct variety trials, so that the Company can share more experience of growing the variety and can provide more accurate characteristics about the variety.

The revenue of the third quarter is lower than anticipated due to delayed shipments, however the revenue for the first fiscal quarter of 2016 is estimated to be higher than anticipated as it will include revenue for the delayed shipments. The management team will strive to maintain this momentum. On the other hand, the Company is focusing on increasing the profit margin by creating more value-added services.

The trials with CapGen are still progressing and the Company has identified a few varieties for test sales. We have invited the breeder to visit China again to better communicate the trend of the market. As of the reporting date, we have completed the meeting with CapGen. We have reviewed the trial results and communicated the popular varieties in both China market and Europe market. CapGen will provide us more varieties targeting the China market for us to trial.

Outside the seed business, the management team has also been working with potential investors on some of the major projects the Company has been working on. Currently, the Company is working with an investment group in Singapore on a project that is targeting overused farm lands. China central government just issued a new policy for zero increase of traditional fertilizer. It encourages organic, more eco-friendly solution for the soil health issue which we believe is serious in China. The Company believes this may create greater opportunities for the companies such as ours that have already put efforts in the field. There is no written agreement as of today and might never have one between the two parties however we have exchanged ideas and strategies of how the entire project should proceed. According to the knowledge we have today, we hope that this project will be able to help us increase total revenue and build the foundation for what we hope one day could be an up-listing to the NASDAQ market.

During the next 12 months, we anticipate continuing our efforts to raise capital through follow up meetings with potential investors from Singapore, although there is no assurance we will raise capital from these or other investors as we have no contracts, agreements or commitments from this or other funding sources.

Results of Operations

For the fiscal year ended September 30, 2015 vs. 2014

Revenue

There was $ 731,815 and $ 613,368 revenue generated for the fiscal year ended September 30, 2015 and 2014, which was increased 19%.

Cost of Revenue

There was $ 645,415 and $ 552,031 cost of goods sold incurred for the fiscal year ended September 30, 2015 and 2014 respectively. The cost of goods sold increased due to the increasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the fiscal year ended September 30, 2015 and 2014, there was a total of $ 242,473 and $ 244,663 operating expenses respectively. The decrease was primarily in the reduction of professional fees as follows: $ 50,262 out of the total $ 242,473 was professional service fee due to Company filling with the SEC, and $ 93,036 out of the total $ 244,663 was professional service fee due to Company listing and filling with the SEC. However, this decrease was offset by increases in medical expenses, payroll and rent.

For the cumulative period from February 7, 2011 (Date of Inception) to September 30, 2015, there was a total of $874,172 operating expenses.

	Year Ended	Year Ended	Cumulative from February 7, 2011 (Date of Inception) To
	September 30,	September 30,	September 30,
	2015	2014	2015
Operating Expense
Bank Service Charges	516	383	1,604
Auto and Truck Expenses	1,630	406	3,187
Depreciation Expense	5,441	5,441	14,963
License & Registration	2,050	1,107	9,073
Meals and Entertainment	9,056	9,509	25,466
Membership fee	95	-	600
Conference & Meeting	1,300	1,212	4,859
Marketing & Promotion Expense	136	2,198	4,138
Insurance Expense	10,367	12,392	24,004
Interest Expense	155	126	376
Office Supplies	1,461	5,621	12,533
Payroll Expenses	80,694	66,774	196,446
Telephone Expense	557	320	957
Utilities	-	-	41
Website Expense	574	96	2,755
Postage and Delivery	151	330	979
Repairs and Maintenance	1,592	963	2,555
Training & Education Expense	-	480	480
Medical Expenses	5,440	778	6,218
Printing and Reproduction	-	-	135
Research and Survey expenses	571	-	571
Software	106	-	500
Professional Fees	50,262	93,036	391,034
Travel Expense	47,684	41,452	134,744
Rent Expense	22,635	2,039	35,954
Total Operating Expense	242,473	$244,663	$874,172

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal year ended September 30, 2015 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $ 156,073 and $ 183,326 for the fiscal year ended September 30, 2015 and 2014, and net losses of $ 627,305 for period from February 7, 2011 to September 30, 2015 for the reasons set forth above.

Liquidity and Capital Resources

	At September 30,	At September 30,
	2015	2014

Current Ratio	4.86	5.02
Cash	$32,745	$69,501
Working Capital	$281,653	$433,158
Total Assets	$366,870	$548,822
Total Liabilities	$72,974	$109,316

Total Equity	$293,896	$439,506

Total Debt/Equity	0.25	0.25

* Current Ratio = Current Assets /Current Liabilities.

** Total Debt / Equity = Total Liabilities / Total Shareholders' Equity.

*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $ 32,745 and $ 69,501 at fiscal year ended September 30, 2015 and 2014 and the working capital of $ 281,653 and $ 433,158 with liabilities of $ 72,974 and $ 109,316 for the same periods.

As of September 30, 2015, we have $ 32,745 in cash and $ 41,800 in account receivable. With general operating costs, bank service fees and those costs associated with SEC requirements associated with staying public, we anticipate an average monthly burn rate of no more than $25,000 during the next 12 months. We believe we will have sufficient cash available (assuming we collect all our existing and anticipated sales and receivables) to fund all of our operational and SEC filing needs during the next 12 months.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements

A & C United Agriculture Developing Inc

(A Development Stage Enterprise)

Audited Financial Statements

As of September 30, 2015 and 2014

14

Independent Registered Public Accounting Firm's Auditor's Report on the Financial Statements

Board of Directors and Shareholders of A & C United Agriculture Developing Inc

We have audited the accompanying balance sheets of A & C United Agriculture Developing Inc as of September 30, 2015 and 2014, and the related statements of loss, shareholders' equity, and cash flows for the year ended September 30, 2015 and 2014, and for the cumulative period from February 7, 2011 (date of inception) through September 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A & C United Agriculture Developing Inc. as of September 30, 2015 and 2014, and the results of its operations and their cash flows for the year ended September 30, 2015 and 2014, and for the cumulative period February 7, 2011 (date of inception) through September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F to the financial statements, the Company's lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.

Chicago, IL

January 12, 2016

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET

	September 30,	September 30,
	2015	2014
ASSETS	(audited)	(audited)
Current assets:
Cash and cash equivalents	$32,745	$69,501
Accounts receivable	41,800	190,000
Inventory	279,913	245,525
Total Current Assets	$354,458	$505,026
Other current assets:
Prepaid expense	$169	$309
Advances to officer	-	25,645
Total Other Current Assets	$169	$25,954
Property, plant and equipment, net	$12,243	$17,684
Other assets:
Deferred interest expense	-	158
Total Other Assets	$-	$158
TOTAL ASSETS	$366,870	$548,822
LIABILITIES & EQUITY
Current liabilities:
Account payable	$21,500	$86,000
Credit card payable	3,205	4,297
Total current liabilities	$24,705	$90,297
Other current liabilities:
Loan from shareholders	$46,474	$5,406
Accrued Expenses Liability	1,795	2,119
Total other current liabilities	$48,269	$7,525
Long term liabilities:
Car loan	-	11,494
Total long term liabilities	$-	$11,494
Total liabilities	$72,974	$109,316

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 36,731,495 shares issued and outstanding.	$36,732	$36,612
Paid-in capital	885,718	873,838
Deficit accumulated during the development stage	(627,305)	(471,232)
Accumulated other comprehensive income (loss)	(1,249)	288
Total stockholders' equity	$293,896	$439,506
TOTAL LIABILITIES & EQUITY	$366,870	$548,822

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Year Ended September 30, 2015	Year Ended September 30, 2014	Cumulative from February 7, 2011 (Date of Inception) Through September 30, 2015
	(Audited)	(Audited)	(Audited)
Revenues	$731,815	$613,368	$2,489,412
Cost of Goods Sold	$645,415	$552,031	$2,242,537
Gross Profit	$86,400	$61,337	$246,875
Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	$237,032	$239,222	$859,209

Depreciation and amortization expenses	$5,441	$5,441	$14,963
Total Operating Expenses	$242,473	$244,663	$874,172

Operating Income (Loss)	$(156,073)	$(183,326)	$(627,297)

Investment income, net	$-	$-	$-
Interest Expense, net	$-	$-	$8
Income (Loss) before income taxes	$(156,073)	$(183,326)	$(627,305)
Income (Loss) tax expense	$-	$-	$-
Net Income (Loss)	$(156,073)	$(183,326)	$(627,305)

Net income (loss) per common share- Basics	$(0.00)	$(0.01)	$(0.02)
Net income (loss) per common share- Diluted	$(0.00)	$(0.01)	$(0.02)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(1,537)	$(19)	$(1,249)
Other comprehensive income (loss)	$(1,537)	$(19)	$(1,249)
Comprehensive Income (Loss)	$(157,610)	$(183,345)	$(628,554)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through September 30, 2015

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Balance, September 30, 2013	36,361,495	$36,362	$824,088	$(287,906)	$307	$572,851

Issuance of common stocks to Griffin Produce @ 0.2 per share on December 26,2013	250,000	$250	$49,750			$50,000

Adjustment for currency rate exchange					$(19)	$(19)

Net loss for the year ended September 30, 2014				$(183,326)		$(183,326)
Balance, September 30, 2014	36,611,495	$36,612	$873,838	$(471,232)	$288	$439,506

Issuance of common stocks to Michael Williams @0.1 per share on February 1, 2015	60,000	$60	$5,940			$6,000

Issuance of common stocks to Globex Transfer LLC @0.1 per share on February 2, 2015	60,000	$60	$5,940			$6,000

Adjustment for currency rate exchange					$(1,537)	$(1,537)

Net loss for the year ended September 30, 2015				$(156,073)		$(156,073)
Balance, September 30, 2015	36,731,495	$36,732	$885,718	$(627,305)	$(1,249)	$293,896

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Year Ended September 30, 2015	Year Ended September 30, 2014	Cumulative from February 7, 2011 (Date of Inception) Through September 30, 2015
	(Audited)	(Audited)	(Audited)
Operating Activities:
Net income (loss)	$(156,073)	$(183,326)	$(627,305)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	6,000	-	70,450
Non-cash portion of share based consulting fee expense	6,000	50,000	76,500
Depreciation expenses	5,441	5,441	14,963
Deferred interest expense	158	126	-
Inventory	(34,388)	(243,309)	(279,913)
Accounts Receivable	148,200	(65,915)	(41,800)
Prepaid expense	140	(139)	(169)
Prepaid to supplier	-	18,200	-
Accrued Expenses	(323)	737	1,795
Account payable	(64,500)	86,000	21,500
Credit card payable	(1,092)	(420)	3,205
Net cash provided by operating activities	$(90,437)	$(332,605)	$(760,774)

Investing Activities:
Purchase of property, plant and equipment	-	-	(27,206)
Net cash provided by investing activities	$-	$-	$(27,206)

Financing Activities:
Loan from shareholders	$41,067	$5,406	$46,474
Advance to shareholders	25,645	21,239	-
Long term Loans	(11,494)	(9,195)	-
Proceeds from issuance of common stock	-	-	775,500
Net cash provided by financing activities	$55,218	$17,450	$821,974

Effect of Exchange Rate on Cash	$(1,537)	$(19)	$(1,249)
Net increase (decrease) in cash and cash equivalents	$(36,756)	$(315,174)	$32,745
Cash and cash equivalents at beginning of the year	$69,501	$384,675	$-
Cash and cash equivalents at end of year	$32,745	$69,501	$32,745

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

Since the inception, the Company's long-term goals have been to solve some of the major agricultural challenges in China, such as food safety issue, soil health problem and outdated farming practices, as well as to raise funds via an IPO to grow our business and to become the leader in the agriculture area. As the Company's name has suggested, the management team believes by unifying the valuable resources the Company is able to access, the above goals can be realized.

The Company has been and will be putting more resources in the seed business as it is still the main source of the Company's revenue. However, the Company has also been and will continue to be working to leverage the resources that it believes can be obtained via strategic alliances in the future on both sides of the Pacific Ocean in order to expand the business scope.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As September 30, 2015, the company had cash and cash equivalents of $ 32,745.

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

As of September 30, 2015, the company has property, plant, and equipment at a net cost of $ 12,243, and $ 14,963 of accumulated depreciation expense was recorded.

Account Receivable

As of September 30, 2015, the Company had account receivable of $ 41,800.

Inventory

The inventory was valued at cost of purchase from suppliers. As of September 30, 2015, the Company has $ 279,913 various vegetable seeds in stock in USA. And the inventories purchase from USA were stored at the garage of Yidan Liu's house at no charges and written agreement; and the inventories purchase from Europe were stored at the garage of Jun Huang's house at Sweden at no charges and written agreement.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Expense

As of September 30, 2015, the Company had prepaid rent expense of $ 169.

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

Long Term Liabilities

In December 5th, 2012, the Company purchased a vehicle at a financing amount of $ 27,585.36 with 36 monthly equal payments. As of September 30, 2015, the Company has zero car loans.

Revenue Recognition

In accordance with the FASB Accounting Standards Codification (ASC) 605-15-25 "Revenue Recognition for Sales of Product", the Company recognizes revenue when it is realized or realizable and earned. The revenue from the product sales transaction shall be recognized at time of sale if the following conditions are met:

•	The seller's price to the buyer is substantially fixed or determinable at the date of sale.

•	The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product.

•	The buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product.

•	The buyer acquiring the product for resale has economic substance apart from that provided by the seller.

•	The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

•	The amount of future returns can be reasonably estimated.

Revenues include sales of seeds in Asia, Europe, and North America.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company had total revenue of $ 731,815 and $ 613,368 for the fiscal year September 30, 2015 and 2014 respectively and $ 2,489,412 for the period of February 7, 2011 to September 30, 2015.

Cost of Goods Sold

The Company's purchase cost is primarily from supplier, U.S seed companies. Based upon management's experience in the industry, we believe vegetable seeds supply in United State for the varieties we intend to sell is plenty. We believe that with advanced technology and mature global seed accessibility, U.S seed companies can provide the varieties Chinese end users are looking for. We are focused on finding the right variety. We first will collect specifications from Chinese end users, and then we will match them with the variety here. We ask samples or sometimes we purchase small amount of seed. We will then try them in various locations in China at different planting season. The challenge we have is that not all the varieties we may initially select will prove to work in China. The trial cycle can be over a year in some cases.

We do not anticipate offering any material right of return on our product although we may reimburse buyers on a case-by-case basis if seed which passed our trials does not perform well for a particular grower through no fault of the grower.

The Company had $ 245,525 inventory as of September 30, 2014.

From the period of October 01, 2014 to September 30, 2015, the Company purchase $ 669,189 vegetable seeds from US suppliers and Europe suppliers; and there are $ 279,913 inventories as of September 30, 2015.

For the fiscal year ended September 30, 2015, the Company had related cost of goods sold expense and freight cost of $ 10,614.

As a result, a total of $ 645,415 cost of goods sold was recorded for the fiscal year ended September 30, 2015; and $ 2,242,537 cost of goods sold was recorded for the period of February 7, 2011 to September 30, 2015.

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

For the fiscal year September 30, 2015 and 2014, there was a total of $ 242,473 and $ 244,663 operating expenses respectively. For the cumulative period from February 7, 2011 (Date of Inception) to September 30, 2015, there was a total of $ 874,172 operating expenses.

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

The total payroll expense for the fiscal year ended September 30, 2015 and 2014 is $ 80,694 and $ 66,774 respectively, which included the payroll taxes to the government and the net salary to the officer and employee.

Professional Fees

Professional fees are consist of accounting and auditing fee, legal fee, consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 50,262 and $ 93,036 for the fiscal year ended September 30, 2015 and 2014 respectively.

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

As of September 30, 2015, the Company had foreign currency translation loss of $1,537.

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2015, total 30,235,000 shares were issued to officers and directors as follows:

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

* Based upon total outstanding shares 36,731,495 as of September 30, 2015.

Loans from Officers/Shareholders

As of September 30, 2015, the officers loaned $ 46,474 to the Company for purchases and operating, and marketing expenses. The outstanding balance is due on demand and no agreement was signed.

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

Therefore, as of September 30, 2015, there was total of 36,731,495 shares issued and outstanding.

NOTE E - SUBSEQUENT EVENT

For the period of October to December 2015, the Company have realized and recognized $ 547,852 sales revenue.

NOTE F - GOING CONCERN

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

As of September 30, 2015 the cash and cash equivalent balance was $ 32,745 and there is cumulative net loss of $ 627,305 for the cumulative period from February 7, 2011 (Date of Inception) to September 30, 2015.

Exhibit A

	Year Ended	Year Ended	Cumulative from February 7, 2011 (Date of Inception) To
	September 30	September 30	September 30,
	2015	2014	2015
Operating Expense
Bank Service Charges	516	383	1,604
Auto and Truck Expenses	1,630	406	3,187
Depreciation Expense	5,441	5,441	14,963
License & Registration	2,050	1,107	9,073
Meals and Entertainment	9,056	9,509	25,466
Membership fee	95	-	600
Conference & Meeting	1,300	1,212	4,859
Marketing & Promotion Expense	136	2,198	4,138
Insurance Expense	10,367	12,392	24,004
Interest Expense	155	126	376
Office Supplies	1,461	5,621	12,533
Payroll Expenses	80,694	66,774	196,446
Telephone Expense	557	320	957
Utilities	-	-	41
Website Expense	574	96	2,755
Postage and Delivery	151	330	979
Repairs and Maintenance	1,592	963	2,555
Training & Education Expense	-	480	480
Medical Expenses	5,440	778	6,218
Printing and Reproduction	-	-	135
Research and Survey expenses	571	-	571
Software	106	-	500
Professional Fees	50,262	93,036	391,034
Travel Expense	47,684	41,452	134,744
Rent Expense	22,635	2,039	35,954
Total Operating Expense	242,473	$244,663	$874,172

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were effective. This conclusion by the Company's Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after September 30, 2015.

Management's Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2015, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2015 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the year ended September 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Yidan (Andy) Liu	46	Founder, Director and President/Treasurer
Jun (Charlie) Huang	48	Founder, Director and Secretary
Ross Rispens	57	Director
Manying Chen	51	Director
Minhang Wei	44	Director
Xinyu Wang	48	Director

Yidan (Andy) Liu, age 46, has been our Founder, Director and Secretary/Treasurer since inception and on June 20, 2012 became our President, resigning his position as Secretary. November 2006 to January 2012, he started as a SAP consultant and in 2010 got promoted to a Manager at Accenture, a Management consulting, technology services and outsourcing Company. He started his own Company, America Brilliance Corp, in 2008, initially focusing on the offer and sale of seeds in China to test the concept of our business plan, and later adding the sale of medical equipment in China. To avoid conflicts of interest, he terminated the part of this business involved in the offer and sale of seeds when our securities were qualified for quotation on the OTCBB, leaving America Brilliance Corp. solely involved in the medical products business which will be operated solely by his wife and closed entirely by the end of 2012. From May 1998 to November 2006, he was Software Engineer with Ryerson, a steel service Company. He has a Computer Science Master Degree, Loyola University Chicago, IL May, 1998 and a Mathematics Bachelor Degree, Capital Normal University, Beijing, China, May, 1991. Mr. Liu brings to the Board a deep solid understanding about both Chinese and American culture and value systems and a knowledge of the business of offering and selling seeds in China and the establishment of related import/export supply chain for these seed sales. This experience will provide the Company specific knowledge of the sale of our products and a comprehensive view and a bridge between West and East when making strategic plans or doing day-to-day business.

Jun (Charlie) Huang has been our Founder and President since inception and on June 20 became our Secretary, resigning his position as President. March 2002 to late 2013, he was owner/general manager and since then he only handles sales for Beijing Shenghuadefeng Seeds Company. His involvement in this Company has benefitted A&C's business so he does not believe his continued involvement constitutes any conflict and thus he plan to continue his involvement in this business so long as it continues to benefit A&C's business.

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

Ross Rispens has been a Director since inception. He is vice president of Rispens Seeds Inc which he joined in June 1976 after he graduated from high school. He brings to the Board his over 38 years' experience in the industry and reputation from himself and his family owned Company as well as his network of contacts and knowledge of the U.S. side of our business.

Manying Chen has been a Director since inception. He is general manager of Xi'an SunnySeeds Co. Ltd, Xi'an China in charge of vegetable seed breeding projects from 2001 to date. He has been also working at Xi'an Agriculture Technology Promotion Center charged in promoting new technologies since 2009. From 1988 to 2001, as vice director of Xi'an Academy of Vegetable Sciences, he focused on research and development department. He received master degree from Horticulture Department, Northwestern University of Agriculture in 1988. He also studied in Japan International Cooperation Agency from March to August 1997. He also studied in College of Agriculture, University of Peradeniya, Sri Lanka. He has received numerous awards in China his major research achievements and involvement in vegetable seed breeding, cultivation and new technology promotion field, as follows:

1. Xi'an governmental project: "Chinese Cabbage Production Stability". Named Forerunner individual by Xi'an City Government.

2. Shaanxi Province Agriculture Extension Station funded project: "None-manual heated type green house construction and extension" which got the 3rd place quality prize of Xi'an government.

3. Took the charge of Shaanxi Province Department of Science and Technology funded project "Male Sterilization Utility in the Breeding of Pepper"

4. In charge of Xi'an bureau of Science and Technology funded project "New Variety Breeding and Extension of Green Eggplant". Got No. 3 quality prize of Xi'an government

5. In charge of Xi'an bureau of Science and Technology funded project "New Variety Breeding of Pink Mini Tomato with None-Heat-Sensitive Nematode Resistant"

6. Engaged in Xi'an bureau of Science and Technology funded project "High Efficiency Variety Introduction of Solanum"

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

Our secretary Jun (Charlie) Huang and president/treasurer Yidan (Andy) Liu are devoting all their time to our business in that Mr. Huang's involvement in Beijing Shenghuadefeng Seeds Company, which is not significant, is only in effect to the extent it benefits A&C's business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

Management Compensation

Name and Fiscal Year Ended September 30, 2015 and 2014	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yidan (Andy) Liu in FY 2014	60,000	0	0	0	0	0	60,000
In FY 2015	60,000	0	0	0	0	0	60,000

Since January 1, 2013, we have paid Yidan (Andy) Liu, president and director, salary of $60,000 per year pursuant to an oral agreement. The term is for one year, and was renewed on January 1, 2016. It might be increased or decreased in subsequent periods based on Andy's time and effort and on Company's overall performance. We have no plan to pay any other member of management any salary yet.

Name and Fiscal Year Ended September 30, 2015	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yidan (Andy) Liu	0	0	0	0	0	0	0
Jun (Charlie) Huang	0	0	0	0	0	0	0
Ross Rispens	0	0	0	0	0	0	0
MinHang Wei	0	0	0	0	0	0	0
ManYing Chen	0	0	0	0	0	0	0
XinYu Wang	0	0	0	0	0	0	0

We have no compensation arrangements (such as fees for retainer, committee service, service as founder and secretary/treasurer of the board or a committee, and meeting attendance) with directors, with all compensation paid to Yidan (Andy) Liu only as an officer and as such is not reflected in this Directors' Compensation Table.

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

Name	Number of Shares of Common stock	Percentage

Yidan (Andy) Liu [1]	15,010,000	40.86%

Jiwen Zhang [1]	15,010,000	40.86%

Jun (Charlie) Huang	15,000,000	40.84%

Ross Rispens	75,000	0.20%

MinHang Wei	100,000	0.27%

ManYing Chen	50,000	0.14%

XinYu Wang	10,000	0.03%

All executive officers and directors as a group [6 persons]	30,245,000	82.34%

________________

[1]	Includes 10,000 shares owned by Jiwen Zhang, wife of Mr. Liu.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 36,731,495 shares of common stock outstanding as of December 1, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Loans from Officers/Shareholders

As of September 30, 2015, the officer, Yidan Liu and Jun Huang, loaned $ 46,474 to the Company for purchases and operating expenses. The outstanding balance bears no interest, is due on demand and is not the subject of a written note or agreement.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended September 30, 2015 and 2014.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2015 and 2014.

	2015	2014

Audit Fees	$13,500	$17,500
Audit-Related Fees
Tax Fees
All Other Fees
Total	$13,500	$17,500

As defined by the SEC, (i) "audit fees" are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) "audit-related fees" are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "audit fees;" (iii) "tax fees" are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) "all other fees" are fees for products and services provided by our principal accountant, other than the services reported under "audit fees," "audit-related fees," and "tax fees."

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors' independence. The SEC's rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee's responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC's rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101	XBRL Interactive Data Files

___________

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

A & C United Agriculture Developing, Inc., a Nevada corporation

A & C United Agriculture Developing Inc.

January 12, 2016	By:	/s/ Yidan (Andy) Liu
Yidan (Andy) Liu
Principal Executive Officer, Principal Accounting Officer and
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on our behalf by the undersigned, thereunto duly authorized, in Oak Brook IL on January 12, 2016.

Signature	Title	Date

/s/ Yidan (Andy) Liu	Principal Executive Officer, Principal Accounting Officer and	January 12, 2016
Yidan (Andy) Liu	Principal Financial Officer and Director

/s/ Jun (Charlie) Huang	Director	January 12, 2016
Jun (Charlie) Huang

/s/ Ross Rispens	Director	January 12, 2016
Ross Rispens

/s/ Manying Chen	Director	January 12, 2016
Manying Chen

/s/ Minhang Wei	Director	January 12, 2016
Minhang Wei

/s/ Xinyu Wang	Director	January 12, 2016
Xinyu Wang

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101	XBRL Interactive Data Files

_________

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

