Form 10-Q
period 2015-12-31
A&C United Agriculture Developing Inc.
filed 2016-02-10
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of January 31, 2016 there were 36,731,495 shares issued and outstanding of the registrant's common stock.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

A & C United Agriculture Developing Inc

(A Development Stage Enterprise)

Unaudited Financial Statements

As of December 31, 2015 and 2014

3

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET

	December 31,	September 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$60,397	$32,745
Accounts receivable	167,513	41,800
Inventory	162,115	279,913
Total Current Assets	$390,025	$354,458
Other current assets:
Prepaid expense	$169	$169
Total Other Current Assets	$169	$169
Property, plant and equipment, net	$10,882	$12,243
Other assets:
Deferred interest expense	-	-
Total Other Assets	$-	$-

TOTAL ASSETS	$401,076	$366,870

LIABILITIES & EQUITY
Current liabilities:
Account payable	$22,678	$21,500
Credit card payable	818	3,205
Total current liabilities	$23,496	$24,705
Other current liabilities:
Loan from shareholders	$49,948	$46,474
Accrued Expenses Liability	3,949	1,795
Total other current liabilities	$53,897	$48,269
Long term liabilities:
Car loan	-	-
Total long term liabilities	$-	$-

Total liabilities	$77,393	$72,974

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
36,731,495 shares issued and outstanding.	$36,732	$36,732
Paid-in capital	885,718	885,718
Deficit accumulated during the development stage	(597,316)	(627,305)
Accumulated other comprehensive income (loss)	(1,451)	(1,249)
Total stockholders' equity	$323,683	$293,896

TOTAL LIABILITIES & EQUITY	$401,076	$366,870

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Cumulative from February 7, 2011 (Date of Inception) Through December 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$547,851	$240,000	$3,037,263
Cost of Goods Sold	$471,989	$218,767	$2,714,526
Gross Profit	$75,862	$21,233	$322,737

Operating expenses:
Research and development	$-	$-	$-
Selling, general and administrative expenses	$44,513	$42,074	$903,721
Depreciation and amortization expenses	$1,360	$1,360	$16,324
Total Operating Expenses	$45,873	$43,434	$920,045

Operating Income (Loss)	$29,989	$(22,201)	$(597,308)

Investment income, net	$-	$-	$-
Interest Expense, net	$-	$-	$8
Income (Loss) before income taxes	$29,989	$(22,201)	$(597,316)
Income (Loss) tax expense	$-	$-	$-
Net Income (Loss)	$29,989	$(22,201)	$(597,316)

Net income (loss) per common share- Basics	$0.00	$(0.00)	$(0.02)
Net income (loss) per common share- Diluted	$0.00	$(0.00)	$(0.02)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(202)	$-	$(1,451)
Other comprehensive income (loss)	$(202)	$-	$(1,451)
Comprehensive Income (Loss)	$29,787	$(22,201)	$(598,767)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through December 31, 2015

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Balance, September 30, 2013	36,361,495	$36,362	$824,088	$(287,906)	$307	$572,851

Balance, September 30, 2014	36,611,495	$36,612	$873,838	$(471,232)	$288	$439,506

Issuance of common stocks
to Michael Williams @0.1
per share on February 1, 2015	60,000	$60	$5,940	-	-	$6,000

Issuance of common stocks
to Globex Transfer LLC @0.1
per share on February 2, 2015	60,000	$60	$5,940	-	-	$6,000

Adjustment for currency rate exchange	-	-	-	-	$(1,537)	$(1,537)

Net loss for the year
ended September 30, 2015	-	-	-	$(156,073)	-	$(156,073)
Balance, September 30, 2015	36,731,495	$36,732	$885,718	$(627,305)	$(1,249)	$293,896

Adjustment for currency rate exchange	-	-	-	-	$(202)	$(202)

Net loss for the period
ended December 31, 2015	-	-	-	$29,989	-	$29,989
Balance, December 31, 2015	36,731,495	$36,732	$885,718	$(597,316)	$(1,451)	$323,683

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	December 31, 2015	December 31, 2014	December 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net income (loss)	$29,989	$(22,201)	$(597,316)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	70,450
Non-cash portion of share based consulting fee expense	-	-	76,500
Depreciation expenses	1,360	1,360	16,324
Deferred interest expense	-	31	-
Inventory	117,798	214,290	(162,115)
Accounts Receivable	(125,713)	(40,000)	(167,513)
Prepaid expense	-	-	(169)
Accrued expenses	2,154	(266)	3,949
Account payable	1,178	(74,427)	22,678
Credit card payable	(2,387)	165	818
Net cash provided by operating activities	$24,379	$78,952	$(736,394)

Investing Activities:
Purchase of property, plant and equipment	-	-	(27,206)
Net cash provided by investing activities	$-	$-	$(27,206)

Financing Activities:
Loan from shareholders	$3,475	$(1,504)	$49,948
Advances to Officer	-	10,503	-
Long term Loans	-	(3,065)	-
Proceeds from issuance of common stock	-	-	775,500
Net cash provided by financing activities	$3,475	$5,934	$825,448

Effect of Exchange Rate on Cash	$(202)	$-	$(1,451)
Net increase (decrease) in cash and cash equivalents	$27,652	$84,886	$60,397
Cash and cash equivalents at beginning of the period	$32,745	$69,501	$-
Cash and cash equivalents at end of the period	$60,397	$154,387	$60,397

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

The Company has been and will be putting more resources in the seed business as it is still the main source of the Company's revenue. However, the Company has also been and will continue be working to leverage the resources that it believes can be obtained via strategic alliances in the future on both sides of the Pacific Ocean in order to expand the business scope.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As December 31, 2015, the company had cash and cash equivalents of $ 60,397.

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

As of December 31, 2015, the company has property, plant, and equipment at a net cost of $ 10,882, and $ 16,324 of accumulated depreciation expense was recorded.

Account Receivable

As of December 31, 2015, the Company had account receivable of $ 167,513.

Inventory

The inventory was valued at cost of purchase from suppliers. As of December 31, 2015, the Company has $ 162,115 various vegetable seeds in stock in USA. And the inventories purchase from USA were stored at the garage of Yidan Liu's house at no charges and written agreement; and the inventories purchase from Europe were stored at the garage of Jun Huang's house at Sweden at no charges and written agreement.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Expense

As of December 31, 2015, the Company had prepaid rent expense of $ 169.

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

Long Term Liabilities

In December 5th, 2012, the Company purchased a vehicle at a financing amount of $ 27,585.36 with 36 monthly equal payments. The Company had paid off the auto loan in September 2015. As of December 31, 2015, the Company has zero car loans.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company had total revenue of $ 547,851 and $ 240,000 for the quarter ended December 31, 2015 and 2014 respectively and $ 3,037,263 for the period of February 7, 2011 to December 31, 2015.

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

The Company had $ 279,913 inventory as of September 30, 2015.

From the period of October 01, 2015 to December 31, 2015, the Company purchase $ 351,369 vegetable seeds from US suppliers and Europe suppliers; and there are $ 162,115 inventories as of December 31, 2015.

For the fiscal quarter ended December 31, 2015, the Company had related cost of goods sold expense and freight cost of $ 2,821.

As a result, a total of $ 471,989 cost of goods sold was recorded for the fiscal year ended December 31, 2015; and $ 2,714,526 cost of goods sold was recorded for the period of February 7, 2011 to December 31, 2015.

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

For the fiscal quarter ended, 2015 and 2014, there was a total of $ 45,873 and $ 43,434 operating expenses respectively. For the cumulative period from February 7, 2011 (Date of Inception) to December 31, 2015, there was a total of $ 920,045 operating expenses.

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

Started from November 2015, the Company started paying salary amount to Officer Jun Huang for SEK 33,000 monthly.

The total payroll expense for the fiscal quarter ended December 31, 2015 and 2014 is $ 29,937 and $ 20,438 respectively, which included the payroll taxes to the government and the net salary to the officers and employee.

Professional Fees

Professional fees are consist of accounting and auditing fee, legal fee, consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 912 and $ 2,623 for the fiscal quarter ended December 31, 2015 and 2014 respectively.

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

As of December 31, 2015, the Company had foreign currency translation loss of $ 1,451.

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2015, total 30,235,000 shares were issued to officers and directors as follows:

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
___________

*Based upon total outstanding shares 36,731,495 as of December 31, 2015.

Loans from Officers/Shareholders

As of December 31, 2015, the officers loaned $ 46,474 to the Company for purchases and operating, and marketing expenses. The outstanding balance bears no interest, is due on demand and is not the subject of a written note or agreement.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS' EQUITY

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS' EQUITY (Continued)

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

Therefore, as of December 31, 2015, there was total of 36,731,495 shares issued and outstanding.

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

As of December 31, 2015 the cash and cash equivalent balance was $ 60,397 and there is cumulative net loss of $ 597,316 for the cumulative period from February 7, 2011 (Date of Inception) to December 31, 2015.

Exhibit A

	Three Months Ended December 31,	Three Months Ended December 31,	Cumulative from February 7, 2011 (Date of Inception) To December 31,
	2015	2014	2015
Operating Expense
Bank Service Charges	277	51	1,882
Auto and Truck Expenses	434	228	3,621
Depreciation Expense	1,360	1,360	16,324
License & Registration	-	-	9,073
Meals and Entertainment	2,192	2,168	27,657
Membership fee	-	-	600
Conference & Meeting	-	980	4,858
Marketing & Promotion Expense	408	-	4,545
Insurance Expense	2,341	5,256	26,344
Interest Expense	-	31	376
Office Supplies	612	-	13,145
Payroll Expenses	29,937	20,438	226,384
Telephone Expense	668	-	1,624
Utilities	-	-	41
Website Expense	-	-	2,755
Postage and Delivery	-	4	978
Repairs and Maintenance	-	528	2,555
Training & Education Expense	-	-	480
Medical Expenses	2,791	-	9,009
Printing and Reproduction	-	-	136
Research and Survey expenses	-	572	572
Software	-	-	501
Professional Fees	912	2,623	391,946
Travel Expense	3,434	8,688	138,178
Rent Expense	507	507	36,461
Total Operating Expense	$45,873	$43,434	$920,045

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

Overview

Since inception, the Company's long-term goals have been to work to solve some of the major agricultural challenges in China, such as food safety issue, soil health problem and outdated farming practices, as well as to raise additional capital to grow our business and to become a leader in this agriculture area. As the Company's name has suggested, the management team believes by unifying the valuable resources the Company is working to access, significant progress toward the above goals can be realized.

The Company has been and will be putting more resources in the seed business as it is still the main source of the Company's revenue. However, the Company has also been and will continue to be working to leverage the resources that it believes can be obtained via strategic alliances in the future on both sides of the Pacific Ocean in order to expand the business scope.

Current Operational Activities

The revenue of the first fiscal quarter of 2016 is about $550,000. In addition, for the first time in our 5-year operation, our net income is positive.

The Company invited the CapGen to the 14th Guangdong Seed Industry Exposition 2015 during December 2015. CapGen has obtained better understanding about China market by talking with attendees and visiting the demonstration in the field. We also went to Shouguang, Shandong province following up the field trials of CapGen's varieties. The current trials have not shown strong competitive edge as expected and CapGen is going to provide more new items based on our specifications to trial in 2016. The management team is working on the detailed project plan for the bio fertilizer product but cannot predict when we will be able to move forward with this plan.

4

During the next 12 months, we anticipate continuing our efforts to raise capital through continued meetings with potential investors, although there is no assurance we will raise capital from any of the investors as we have no contracts, agreements or commitments from this or other funding sources.

We currently have sufficient cash resources to fund all of our operations for the next 12 months.

Results of Operations

For the first quarter end ended December 31, 2015 vs. 2014

Revenue

There was $ 547,851 and $ 240,000 revenue generated for the first quarter ended December 31, 2015 and 2014 due to increased sales efforts.

Cost of Revenue

There was $ 471,989 and $ 218,767 cost of goods sold incurred for the first quarter ended December 31, 2015 and 2014 respectively. The cost of goods sold increased due to the increasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the first quarter ended December 31, 2015 and 2014, there was a total of $ 45,873 and $ 43,434 operating expenses respectively. The increase was primarily in the addition of payroll expenses in Sweden subsidiary.

 For the cumulative period from February 7, 2011 (Date of Inception) to December 31, 2015, there was a total of $ 920,045 operating expenses.

5

			Cumulative from
	Three Months	Three Months	February 7, 2011 (Date
	Ended	Ended	of Inception) To
	December 31, 2015	December 31, 2014	December 31, 2015
Operating Expense
Bank Service Charges	277	51	1,882
Auto and Truck Expenses	434	228	3,621
Depreciation Expense	1,360	1,360	16,324
License & Registration	-	-	9,073
Meals and Entertainment	2,192	2,168	27,657
Membership fee	-	-	600
Conference & Meeting	-	980	4,858
Marketing & Promotion Expense	408	-	4,545
Insurance Expense	2,341	5,256	26,344
Interest Expense	-	31	376
Office Supplies	612	-	13,145
Payroll Expenses	29,937	20,438	226,384
Telephone Expense	668	-	1,624
Utilities	-	-	41
Website Expense	-	-	2,755
Postage and Delivery	-	4	978
Repairs and Maintenance	-	528	2,555
Training & Education Expense	-	-	480
Medical Expenses	2,791	-	9,009
Printing and Reproduction	-	-	136
Research and Survey expenses	-	572	572
Software	-	-	501
Professional Fees	912	2,623	391,946
Travel Expense	3,434	8,688	138,178
Rent Expense	507	507	36,461
Total Operating Expense	$45,873	$43,434	$920,045

6

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the first quarter ended December 31, 2015 due to the net operation loss in the USA.

Net Loss

We incurred net income of $ 29,989 and net losses $ 22,201 for the first quarter ended December 31, 2015 and 2014, and net losses of $ 597,316 for period from February 7, 2011 to December 31, 2015 for the reasons set forth above.

Liquidity and Capital Resources

	At December 31,	At December 31,	At September 30,
	2015	2014	2014

Current Ratio	5.18	14.81	4.86
Cash	$60,397	$154,387	$32,745
Working Capital	$312,801	$409,284	$281,653
Total Assets	$401,076	$447,523	$366,870
Total Liabilities	$77,393	$30,218	$72,974

Total Equity	$323,683	$417,305	$293,896

Total Debt/Equity	0.24	0.07	0.25

_____________

* Current Ratio = Current Assets /Current Liabilities.

** Total Debt / Equity = Total Liabilities / Total Shareholders' Equity.

*** Working Capital = Current Assets - Current Liabilities.

7

The Company had cash and cash equivalents of $ 30,697 and $154,387 at first quarter ended December 31, 2015 and 2014 and the working capital of $ 312,801 and $ 409,284 with liabilities of $ 77,393 and $ 30,218 for the same periods.

As of December 31, 2015, we have $ 60,397 in cash and $ 167,513 in accounts receivable. We anticipate that we will continue to generate revenues from sales. As we anticipate an average monthly burn rate of no more than $25,000 for operations and SEC filings during the next 12 months, we believe we have sufficient cash available (assuming we collect all our existing and anticipated sales and receivables) to fund all of our operational and SEC filing needs during the next 12 months.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officer to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2015, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

8

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

None/Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not applicable.

9

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

10

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A & C United Agriculture Developing Inc.,

 a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Yidan (Andy) Liu	February 10, 2016	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer,	February 10, 2016
Principal Financial Officer and Principal Accounting Officer

11

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

12