Form 10-Q
period 2016-03-31
A&C United Agriculture Developing Inc.
filed 2016-05-13
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

SEC File No. 333-179082

A & C United Agriculture Developing Inc.
(Exact name of registrant as specified in its charter)

Nevada	100	27-5159463
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS I.D.)

Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

As of May 2, 2016 there were 36,731,495 shares issued and outstanding of the registrant's common stock.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

A & C United Agriculture Developing Inc

(A Development Stage Enterprise)

Unaudited Financial Statements

As of March 31 2016 and 2015

3

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
BALANCE SHEET
	March 31,	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$59,065	$32,745
Accounts receivable	295,000	41,800
Inventory	28,956	279,913
Total Current Assets	$383,021	$354,458
Other current assets:
Prepaid expense	$169	$169
Total Other Current Assets	$169	$169
Property, plant and equipment, net	$9,522	$12,243
Other assets:
Deferred interest expense	-	-
Total Other Assets	$-	$-
TOTAL ASSETS	$392,712	$366,870
LIABILITIES & EQUITY
Current liabilities:
Account payable	$21,370	$21,500
Credit card payable	509	3,205
Total current liabilities	$21,879	$24,705
Other current liabilities:
Loan from shareholders	$56,679	$46,474
Accrued Expenses Liability	8,024	1,795
Total other current liabilities	$64,703	$48,269
Long term liabilities:
Car loan	-	-
Total long term liabilities	$-	$-

Total liabilities	$86,582	$72,974

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 36,731,495 shares issued and outstanding.	$36,732	$36,732
Paid-in capital	885,718	885,718
Deficit accumulated during the development stage	(615,079)	(627,305)
Accumulated other comprehensive income (loss)	(1,241)	(1,249)
Total stockholders' equity	$306,130	$293,896
TOTAL LIABILITIES & EQUITY	$392,712	$366,870

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)

	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Cumulative from February 7, 2011(Date of Inception) Through March 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$943,567	$381,636	$395,715	$141,636	$3,432,978
Cost of Goods Sold	$831,407	$341,756	$359,418	$122,989	$3,073,944
Gross Profit	$112,160	$39,880	$36,297	$18,647	$359,034
Operating expenses:
Research and development		$-		$-	$-

Selling, general and administrative expenses	$97,213	$131,301	$52,700	$89,227	$956,421

Depreciation and amortization expenses	$2,721	$2,721	$1,360	$1,360	$17,684
Total Operating Expenses	$99,934	$134,022	$54,060	$90,587	$974,105

Operating Income (Loss)	$12,226	$(94,142)	$(17,763)	$(71,940)	$(615,071)

Investment income, net	$-	$-	$-	$-	$-
Interest Expense, net	$-	$-	$-	$-	$8
Income (Loss) before income taxes	$12,226	$(94,142)	$(17,763)	$(71,940)	$(615,079)
Income (Loss) tax expense	$-	$-	$-	$-	$-
Net Income (Loss)	$12,226	$(94,142)	$(17,763)	$(71,940)	$(615,079)

Net income (loss) per common share- Basics	$0.00	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Net income (loss) per common share- Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$8	$-	$210	$-	$(1,241)
Other comprehensive income (loss)	$8	$-	$210	$-	$(1,241)
Comprehensive Income (Loss)	$12,234	$(94,142)	$(17,553)	$(71,940)	$(616,320)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through March 31, 2016
				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Balance, September 30, 2013	36,361,495	$36,362	$824,088	$(287,906)	$307	$572,851

Issuance of common stocks
to Griffin Produce @ 0.2 per share on December 26,2013	250,000	$250	$49,750			$50,000

Adjustment for currency rate exchange					$(19)	$(19)

Net loss for the year ended September 30, 2014				$(183,326)		$(183,326)
Balance, September 30, 2014	36,611,495	$36,612	$873,838	$(471,232)	$288	$439,506

Issuance of common stocks
to Michael Williams @ 0.1 per share on February 1, 2015	60,000	$60	$5,940			$6,000

Issuance of common stocks
to Globex Transfer LLC @ 0.1 per share on February 2, 2015	60,000	$60	$5,940			$6,000

Adjustment for currency rate exchange					$(1,537)	$(1,537)

Net loss for the year ended September 30, 2015				$(156,073)		$(156,073)
Balance, September 30, 2015	36,731,495	$36,732	$885,718	$(627,305)	$(1,249)	$293,896

Adjustment for currency rate exchange					$8	$8
Net loss for the period ended March 31, 2016				$12,226		$12,226
Balance, March 31, 2016	36,731,495	36,732	885,718	(615,079)	(1,241)	306,130

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS
	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Cumulative from February 7, 2011 (Date of Inception) Through March 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net income (loss)	$12,226	$(94,142)	$(17,763)	$(71,940)	$(615,079)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	6,000	-	6,000	70,450
Non-cash portion of share based consulting fee expense	-	6,000	-	6,000	76,500
Depreciation expenses	2,721	2,721	1,360	1,360	17,684
Deferred interest expense	-	63	-	32	-
Inventory	250,958	121,521	133,159	(92,769)	(28,956)
Accounts Receivable	(253,200)	40,000	(127,487)	80,000	(295,000)
Prepaid expense		-		-	(169)
Prepaid to supplier		(60,000)		(60,000)	-
Accrued expense	6,228	(318)	4,075	(52)	8,024
Account payable	(130)	(59,534)	(1,308)	14,894	21,370
Credit card payable	(2,696)	863	(309)	697	509
Net cash provided by operating activities	$16,107	$(36,826)	$(8,273)	$(115,778)	$(744,667)

Investing Activities:
Purchase of property, plant and equipment	-	-	-	-	(27,206)
Net cash provided by investing activities	$-	$-	$-	$-	$(27,206)

Financing Activities:
Loan from shareholders	$10,205	$7,840	$6,731	$3,402	$56,679
Advance to shareholders	-	25,645	-	21,084	-
Long term Loans	-	(4,598)	-	(1,533)	-
Proceeds from issuance of common stock	-	-	-	-	775,500
Net cash provided by financing activities	$10,205	$28,887	$6,731	$22,953	$832,179

Effect of Exchange Rate on Cash	$8	$-	$210	$-	$(1,241)
Net increase (decrease) in cash and cash equivalents	$26,320	$(7,939)	$(1,332)	$(92,825)	$59,065
Cash and cash equivalents at beginning of the period	$32,745	$69,501	$60,397	$154,387	$-
Cash and cash equivalents at end of the period	$59,065	$61,562	$59,065	$61,562	$59,065

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2016, the company had cash and cash equivalents of $ 59,065.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are expensed to operations while major repairs are capitalized.

The vehicle was recorded as fixed asset to depreciate over 5 years with straight line method. On December 5, 2012, the Company purchased a $27,206 passenger vehicle.

As of March 31, 2016, the company has property, plant, and equipment at a net cost of $9,522, and $17,684 of accumulated depreciation expense was recorded.

Account Receivable

As of March 31, 2016, the Company had account receivable of $295,000.

Inventory

The inventory was valued at cost of purchase from suppliers. As of March 31, 2016, the Company has $28,956 various vegetable seeds in stock in USA. And the inventories purchase from USA were stored at the garage of Yidan Liu's house at no charges and written agreement; and the inventories purchase from Europe were stored at the garage of Jun Huang's house at Sweden at no charges and written agreement.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Expense

As of March 31, 2016, the Company had prepaid rent expense of $169.

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

On March 12, 2013, 50,000 shares were issued to three shareholders @ $0.25 per share for consulting service value $12,500.

On April 29, 2013, 12,000 shares were issued to Blue Future, Inc for consulting and advising services of $3,000 at $0.25 per share.

On December 26, 2013, 250,000 shares were issued to Griffin Produce Company, Inc @ $0.2 per share for consulting and advising service value $50,000.

On February 1, 2015, 60,000 shares were issued to Michael Williams for legal services of $6,000 at $0.10 per share.

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

Long Term Liabilities

In December 5th, 2012, the Company purchased a vehicle at a financing amount of $27,585.36 with 36 monthly equal payments. The Company had paid off the auto loan in September 2015. As of March 31, 2016, the Company has zero car loans.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company had total revenue of $395,715 and $141,636 for the quarter ended March 31, 2016 and 2015 respectively and $3,432,978 for the period of February 7, 2011 to March 31, 2016.

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

The Company had $162,115 inventory as of December 31, 2015.

From the period of January 01, 2016 to March 31, 2016, the Company purchase $216,597 vegetable seeds from US suppliers and Europe suppliers; and there are $28,956 inventories as of March 31, 2016.

For the fiscal quarter ended March 31, 2016, the Company had related cost of goods sold expense and freight cost of $9,662.

As a result, a total of $359,418 cost of goods sold was recorded for the fiscal year ended March 31, 2016; and $3,073,944 cost of goods sold was recorded for the period of February 7, 2011 to March 31, 2016.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Leases

The Company entered into a lease for its corporate offices in under terms of non-cancelable operating leases. The lease term is from March 1, 2016 through February 28, 2017 and requires a roughly $170 monthly lease payment, and this office is located at 700 Commerce Drive, STE 500, Oak Brook IL 60523, USA.

Operating Expense

Operation expense consists of selling, general and administrative expenses, and depreciation expense.

For the fiscal quarter ended March 31, 2016 and 2015, there was a total of $54,060 and $90,587 operating expenses respectively. For the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2016, there was a total of $974,105 operating expenses.

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

The total payroll expense for the fiscal quarter ended March 31, 2016 and 2015 is $35,503 and $20,063 respectively, which included the payroll taxes to the government and the net salary to the officers and employee.

Professional Fees

Professional fees are consist of accounting and auditing fee, legal fee, consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $1,946 and $41,859 for the fiscal quarter ended March31, 2016 and 2015 respectively.

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

As of March 31, 2016, the Company had foreign currency translation loss of $ 1,241.

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2016, total 30,235,000 shares were issued to officers and directors as follows:

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

*Based upon total outstanding shares 36,731,495 as of March 31, 2016.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

Loans from Officers/Shareholders

As of March 31, 2016, the officers loaned $56,679 to the Company for purchases and operating, and marketing expenses. The outstanding balance bears no interest, is due on demand and is not the subject of a written note or agreement.

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

On March 12, 2013, 50,000 shares were issued to three shareholders @ $0.25 per share for consulting service value $12,500.

On April 29, 2013, 12,000 shares were issued to Blue Future, Inc @ $0.25 per share for consulting and advising service value $3,000.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE D - SHAREHOLDERS' EQUITY (Continued)

On December 26, 2013, 250,000 shares were issued to Griffin Produce Company, Inc @ $0.2 per share for consulting and advising service value $50,000.

On February 1, 2015, 60,000 shares were issued to Michael Williams for legal services of $6,000 at $0.10 per share.

On February 2, 2015, 60,000 shares were issued to Globex Transfer LLC for DTC professional services of $6,000 at $0.10 per share.

Therefore, as of March 31, 2016, there was total of 36,731,495 shares issued and outstanding.

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

As of March 31, 2016 the cash and cash equivalent balance was $59,065 and there is cumulative net loss of $615,079 for the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2016.

Exhibit A

A & C United Agriculture Developing Inc

	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Cumulative from February 7, 2011 (Date of Inception) Through March 31, 2016
Expense
Bank Service Charges	638	166	360	115	2,242
Business Licenses and Permits	900	956	900	956	9,453
Meals and Entertainment	4,206	3,464	2,015	1,296	29,672
Membership fee		-		-	600
Office Supplies	723	130	111	130	13,256
Postage and Delivery	43	109	43	105	1,021
Printing and Reproduction		-		-	136
Auto and Truck Expenses	536	442	101	214	3,723
Payroll Expenses	65,440	40,500	35,503	20,063	261,887
Conference & Meeting		980			4,858
Interest Expense		63		32	376
Utilities		-		-	41
Website Expense		453		453	2,755
Medical Expenses	2,798	3,343	7	3,343	9,017
Registration Fees	100	520	100	520	620
Repairs and Maintenance	791	1,197	791	669	3,346
Research and Survey expenses	3,759	572	3,759	-	4,331
Training & Education Expense		-		-	480
Telephone Expense	755	-	87	-	1,712
Depreciation Expense	2,721	2,721	1,360	1,360	17,684
Insurance Expense	4,752	6,534	2,412	1,278	28,756
Marketing and Promotion Expense	434	136	26	136	4,572
Travel Expense	7,465	14,552	4,030	5,864	142,208
Professional Fees	2,858	44,482	1,946	41,859	393,892
Software		106	-	106	501
Rent Expense	1,014	12,597	507	12,089	36,968
Total Expense	99,934	134,022	54,060	90,587	974,105

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

Overview

Since inception, the Company's long-term goals have been to work to solve some of the major agricultural challenges in China, such as food safety issue, soil health problem and outdated farming practices, as well as to raise additional capital to grow our business and to help us implement projects that are targeting above mentioned issues. As the Company's name has suggested, the management team believes by unifying the valuable resources the Company is working to access, significant progress toward the above goals can be realized.

The Company has been and will be putting more resources in the seed business as it is still the main source of the Company's revenue. However, the Company has also been and will continue to be working to leverage the resources that it believes can be obtained via strategic alliances in the future on both sides of the Pacific Ocean in order to expand the business scope.

Current Operational Activities

The revenue of the second fiscal quarter of 2016 is about $400,000 which is higher than we anticipated as the Chinese Spring Festival usually slows down our business.

During this quarter, the management team continued to work on the high level strategy in regards of the bio fertilizer project. This project is aiming to introduce an American bio fertilizer product into China market. The manufacture, the potential investors and our company are the main players for this project. After carefully research and study, we strongly believe that in order to succeed the project, a six to eight months' trial phase is crucial prior to a potential massive sale. In this period of time, we plan to achieve three goals: fully understand how the product works in China by location and by crop; comply with all regulation at different levels and start marketing campaign and selling in selected areas and regions. In March, the Singapore group that we reported in previous filings had another meeting with us in Beijing and discussed in greater details regarding the next steps. The outcome of the meeting is that all parties agree that a trial phase we recommended above is necessary and an external fund injection to the Company is needed in order to proceed with the ground works and tasks. We plan to have another meeting in China early this summer however we cannot predict if and/or when we will be able to raise the funds we need to move forward with this project.

The CapGen has provided us more varieties for trials after the meeting we had in December 2015. We have deployed personnel at various trial locations. Trial results might start coming back in a few months depending on the location and weather condition.

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

Results of Operations

For the fiscal quarter ended March 31, 2016 vs. 2015

Revenue

There was $395,715 and $141,636 revenue generated for the fiscal quarter ended March 31, 2016 and 2015 due to increased sales efforts.

Cost of Revenue

There was $359,418 and $122,989 cost of goods sold incurred for the fiscal quarter ended March 31, 2016 and 2015 respectively. The cost of goods sold increased due to the increasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the fiscal quarter ended March 31, 2016 and 2015, there was a total of $54,060 and $90,587 operating expenses respectively. The decrease was primarily in the decrease of professional fees.

For the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2016, there was a total of $974,105 operating expenses.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Cumulative from February 7, 2011 (Date of Inception)Through March 31, 2016
Expense
Bank Service Charges	360	115	2,242
Business Licenses and Permits	900	956	9,453
Meals and Entertainment	2,015	1,296	29,672
Membership fee		-	600
Office Supplies	111	130	13,256
Postage and Delivery	43	105	1,021
Printing and Reproduction		-	136
Auto and Truck Expenses	101	214	3,723
Payroll Expenses	35,503	20,063	261,887
Conference & Meeting			4,858
Interest Expense		32	376
Utilities		-	41
Website Expense		453	2,755
Medical Expenses	7	3,343	9,017
Registration Fees	100	520	620
Repairs and Maintenance	791	669	3,346
Research and Survey expenses	3,759	-	4,331
Training & Education Expense		-	480
Telephone Expense	87	-	1,712
Depreciation Expense	1,360	1,360	17,684
Insurance Expense	2,412	1,278	28,756
Marketing and Promotion Expense	26	136	4,572
Travel Expense	4,030	5,864	142,208
Professional Fees	1,946	41,859	393,892
Software	-	106	501
Rent Expense	507	12,089	36,968
Total Expense	54,060	90,587	974,105

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter ended March 31, 2016 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $17,763 and $71,940 for the fiscal quarter ended March 31, 2016 and 2015, and net losses of $615,079 for period from February 7, 2011 to March 31, 2016 for the reasons set forth above.

For the six months ended March 31, 2016 vs. 2015

Revenue

There was $943,567 and $381,636 revenue generated for the six months ended March 31, 2016 and 2015 due to increased sales efforts.

Cost of Revenue

There was $831,407 and $341,756 cost of goods sold incurred for the six months ended March 31, 2016 and 2015 respectively. The cost of goods sold increased due to the increasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the six months ended March 31, 2016 and 2015, there was a total of $99,934 and $134,022 operating expenses respectively. The decrease was primarily in the decrease of professional fees.

For the cumulative period from February 7, 2011 (Date of Inception) to March 31, 2016, there was a total of $ 974,105 operating expenses.

	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015	Cumulative from February 7, 2011 (Date of Inception)Through March 31, 2016
Expense
Bank Service Charges	638	166	2,242
Business Licenses and Permits	900	956	9,453
Meals and Entertainment	4,206	3,464	29,672
Membership fee		-	600
Office Supplies	723	130	13,256
Postage and Delivery	43	109	1,021
Printing and Reproduction		-	136
Auto and Truck Expenses	536	442	3,723
Payroll Expenses	65,440	40,500	261,887
Conference & Meeting		980	4,858
Interest Expense		63	376
Utilities		-	41
Website Expense		453	2,755
Medical Expenses	2,798	3,343	9,017
Registration Fees	100	520	620
Repairs and Maintenance	791	1,197	3,346
Research and Survey expenses	3,759	572	4,331
Training & Education Expense		-	480
Telephone Expense	755	-	1,712
Depreciation Expense	2,721	2,721	17,684
Insurance Expense	4,752	6,534	28,756
Marketing and Promotion Expense	434	136	4,572
Travel Expense	7,465	14,552	142,208
Professional Fees	2,858	44,482	393,892
Software		106	501
Rent Expense	1,014	12,597	36,968
Total Expense	99,934	134,022	974,105

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months ended March 31, 2016 due to the net operation loss in the USA.

Net Loss

We incurred net income of $ 12,226 and net losses $ 94,142 for the six months ended March 31, 2016 and 2015, and net losses of $ 615,079 for period from February 7, 2011 to March 31, 2016 for the reasons set forth above.

Liquidity and Capital Resources

	At March 31,	At September 30,
	2016	2015
Current Ratio	4.43	4.86
Cash	$59,065	$32,745
Working Capital	$296,608	$281,653
Total Assets	$392,712	$366,870
Total Liabilities	$86,582	$72,974

Total Equity	$306,130	$293,896

Total Debt/Equity	0.28	0.25

* Current Ratio = Current Assets /Current Liabilities.

** Total Debt / Equity = Total Liabilities / Total Shareholders' Equity.

*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $ 59,065 as of March 31, 2016 and $32,745 as of September 30, 2015, and the working capital of $ 296,608 and $ 281,653 with liabilities of $ 86,582 and $ 72,974 for the same periods.

As of March 31, 2016, we have $59,065 in cash and $ 295,000 in accounts receivable. We anticipate that we will continue to generate revenues from sales. As we anticipate an average monthly burn rate of no more than $25,000 for operations and SEC filings during the next 12 months, we believe we have sufficient cash available (assuming we collect all our existing and anticipated sales and receivables) to fund all of our operational and SEC filing needs during the next 12 months.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2016 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2016, our disclosure controls and procedures are effective.

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

____________________

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

A & C United Agriculture Developing Inc.,

 a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Yidan (Andy) Liu	May 13, 2016	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer,	May 13, 2016
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

________________

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

