Form 10-Q
period 2016-06-30
A&C United Agriculture Developing Inc.
filed 2016-08-10
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016 there were 36,731,495 shares issued and outstanding of the registrant's common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

A & C United Agriculture Developing Inc

(A Development Stage Enterprise)

Unaudited Financial Statements

As of June 30 2016 and 2015

3
Table of Contents

A & C United Agriculture Developing Inc
(A Development Stage Enterprise) BALANCE SHEET

	June 30,	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$27,230	$32,745
Accounts receivable	430,552	41,800
Inventory	32,951	279,913
Total Current Assets	$490,733	$354,458
Other current assets:
Prepaid expense	$169	$169
Total Other Current Assets	$169	$169
Property, plant and equipment, net	$8,162	$12,243

TOTAL ASSETS	$499,064	$366,870

LIABILITIES & EQUITY
Current liabilities:
Account payable	$146,114	$21,500
Credit card payable	570	3,205
Total current liabilities	$146,684	$24,705
Other current liabilities:
Loan from shareholders	$59,835	$46,474
Accrued Expenses Liability	8,030	1,795
Unearned Income	6,031	-
Total other current liabilities	$73,896	$48,269
Long term liabilities:
Car loan	-	-
Total long term liabilities	$-	$-

Total liabilities	$220,580	$72,974

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 36,731,495 shares issued and outstanding.	$36,732	$36,732
Paid-in capital	885,718	885,718
Deficit accumulated during the development stage	(642,725)	(627,305)
Accumulated other comprehensive income (loss)	(1,241)	(1,249)
Total stockholders' equity	$278,484	$293,896
TOTAL LIABILITIES & EQUITY	$499,064	$366,870

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	Cumulative from February 7, 2011 (Date of Inception) Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,274,622	$687,896	$331,055	$306,260	$3,764,034
Cost of Goods Sold	$1,130,850	$611,052	$299,442	$269,296	$3,373,387
Gross Profit	$143,772	$76,844	$31,613	$36,964	$390,647
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$155,117	$189,223	$57,905	$57,923	$1,014,326

Depreciation and amortization expenses	$4,081	$4,081	$1,360	$1,360	$19,044
Total Operating Expenses	$159,198	$193,304	$59,265	$59,283	$1,033,370

Operating Income (Loss)	$(15,426)	$(116,460)	$(27,652)	$(22,319)	$(642,723)

Investment income, net	$6	$-	$6	$-	$6
Interest Expense, net	$-	$-	$-	$-	$8
Income (Loss) before income taxes	$(15,420)	$(116,460)	$(27,646)	$(22,319)	$(642,725)
Income (Loss) tax expense	$-	$-	$-	$-	$-
Net Income (Loss)	$(15,420)	$(116,460)	$(27,646)	$(22,319)	$(642,725)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$8	$(1,380)	$-	$(1,380)	$(1,241)
Other comprehensive income (loss)	$8	$(1,380)	$-	$(1,380)	$(1,241)
Comprehensive Income (Loss)	$(15,412)	$(117,840)	$(27,646)	$(23,699)	$(643,966)

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period February 7, 2011 ( Date of Inception)
through June 30, 2016

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance, September 30, 2011	34,449,495	$34,450	$440,500	$(37,543)	$207	$437,614

Balance, September 30, 2012	34,624,495	$34,625	$475,325	$(154,860)	$207	$355,297

Balance, September 30, 2013	36,361,495	$36,362	$824,088	$(287,906)	$307	$572,851

Issuance of common stocks to Griffin Produce @ 0.2 per share on December 26, 2013	250,000	$250	$49,750			$50,000

Adjustment for currency rate exchange					$(19)	$(19)

Net loss for the year ended September 30, 2014				$(183,326)		$(183,326)
Balance, September 30, 2014	36,611,495	$36,612	$873,838	$(471,232)	$288	$439,506

Issuance of common stocks to Michael Williams @0.1 per share on February 1, 2015	60,000	$60	$5,940			$6,000

Issuance of common stocks to Globex Transfer LLC @0.1 per share on February 2, 2015	60,000	$60	$5,940			$6,000

Adjustment for currency rate exchange					$(1,537)	$(1,537)

Net loss for the year ended September 30, 2015				$(156,073)		$(156,073)
Balance, September 30, 2015	36,731,495	$36,732	$885,718	$(627,305)	$(1,249)	$293,896

Adjustment for currency rate exchange					$8	$8

Net loss for the period ended June 30, 2016				$(15,420)		$(15,420)
Balance, June 30, 2016	36,731,495	36,732	885,718	(642,725)	(1,241)	278,484

A & C United Agriculture Developing Inc
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

					Cumulative from
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	February 7, 2011 (Date of Inception) Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net income (loss)	$(15,420)	$(116,460)	$(27,646)	$(22,319)	$(642,725)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	6,000	-	-	70,450
Non-cash portion of share based consulting fee expense	-	6,000	-	-	76,500
Depreciation expenses	4,081	4,081	1,360	1,360	19,044
Deferred interest expense	-	95	-	32	-
Inventory	246,963	101,756	(3,995)	(19,765)	(32,951)
Accounts receivable	(388,752)	(30,000)	(135,552)	(70,000)	(430,552)
Prepaid expense	-	-	-	-	(169)
Prepaid to supplier	-	-	-	60,000
Accrued expense	6,233	(329)	5	(11)	8,030
Account payable	124,614	32,272	124,743	91,806	146,114
Unearned Income	6,031	-	6,031	-	6,031
Credit card payable	(2,635)	2,874	62	2,012	570
Net cash provided by operating activities	$(18,885)	$6,289	$(34,992)	$43,115	$(779,658)

Investing Activities:
Purchase of property, plant and equipment	-	-	-	-	(27,206)
Net cash provided by investing activities	$-	$-	$-	$-	$(27,206)

Financing Activities:
Loan from shareholders	$13,362	$32,764	$3,157	$24,924	$59,835
Advance to shareholders	-	25,645	-	-	-
Long term loans	-	(6,897)	-	(2,299)	-
Proceeds from issuance of common stock	-	-	-	-	775,500
Net cash provided by financing activities	$13,362	$51,512	$3,157	$22,625	$835,335

Effect of Exchange Rate on Cash	$8	$(1,380)	$-	$(1,380)	$(1,241)
Net increase (decrease) in cash and cash equivalents	$(5,515)	$56,421	$(31,835)	$64,360	$27,230
Cash and cash equivalents at beginning of the period	$32,745	$69,501	$59,065	$61,562	$-
Cash and cash equivalents at end of the period	$27,230	$125,922	$27,230	$125,922	$27,230

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2016, the company had cash and cash equivalents of $27,230.

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

As of June 30, 2016, the company has property, plant, and equipment at a net cost of $8,162, and $19,044 of accumulated depreciation expense was recorded.

Account Receivable

As of June 30, 2016, the Company had account receivable of $430,552.

Inventory

The inventory was valued at cost of purchase from suppliers. As of June 30, 2016, the Company has $32,951 various vegetable seeds in stock in USA. And the inventories purchase from USA were stored at the garage of Yidan Liu's house at no charges and written agreement; and the inventories purchase from Europe were stored at the garage of Jun Huang's house at Sweden at no charges and written agreement.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Expense

As of June 30, 2016, the Company had prepaid rent expense of $169.

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

Long Term Liabilities

In December 5th, 2012, the Company purchased a vehicle at a financing amount of $27,585.36 with 36 monthly equal payments. The Company had paid off the auto loan in September 2015. As of June 30, 2016, the Company has zero car loans.

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

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company had total revenue of $331,055 and $306,260 for the quarter ended June 30, 2016 and 2015 respectively.

The Company had total revenue of $1,274,622 and $687,896 for nine months period ended June 30, 2016 and 2015 respectively and $3,764,034 for the period of February 7, 2011 to June 30, 2016.

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

The Company had $28,956 inventory as of March 31, 2016.

From the period of April 01, 2016 to June 30, 2016, the Company purchase $320,259 vegetable seeds from US suppliers and Europe suppliers; and there are $32,951 inventories as of June 30, 2016.

For the fiscal quarter ended June 30, 2016, the Company had related cost of goods sold expense and freight cost of $12,261, and have purchase discount of $29,083.

As a result, a total of $299,442 cost of goods sold was recorded for the fiscal quarter ended June 30, 2016; and $3,373,387 cost of goods sold was recorded for the period of February 7, 2011 to June 30, 2016.

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

For the fiscal quarter ended June 30 2016 and 2015, there was a total of $59,265 and $59,283 operating expenses respectively. For the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2016, there was a total of $1,033,370 operating expenses.

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

The total payroll expense for the fiscal quarter ended June 30, 2016 and 2015 is $34,459 and $20,326 respectively, which included the payroll taxes to the government and the net salary to the officers and employee.

Professional Fees

Professional fees are consist of accounting and auditing fee, legal fee, consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $14,560 and $1,922 for the fiscal quarter ended June 30, 2016 and 2015 respectively.

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

As of June 30, 2016, the Company had foreign currency translation loss of $1,241.

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2016, total 30,235,000 shares were issued to officers and directors as follows:

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

* Based upon total outstanding shares 36,731,495 as of June 30, 2016.

A & C UNITED AGRICULTURE DEVELOPING INC

NOTES TO FINANCIAL STATEMENTS

Loans from Officers/Shareholders

As of June 30, 2016, the officers loaned $59,835 to the Company for purchases and operating, and marketing expenses.  The outstanding balance bears no interest, is due on demand and is not the subject of a written note or agreement.

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

Therefore, as of June 30, 2016, there was total of 36,731,495 shares issued and outstanding.

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

As of June 30, 2016 the cash and cash equivalent balance was $27,230 and there is cumulative net loss of $ 642,725 for the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2016.

Exhibit A

					Cumulative from
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	February 7, 2011 (Date of Inception)
	June 30,	June 30,	June 30,	June 30,	Through
	2016	2015	2016	2015	June 30, 2016
Expense
Bank Service Charges	827	311	189	145	2,432
Business Licenses and Permits	900	1,527	-	571	9,453
Meals and Entertainment	5,340	5,157	1,134	1,693	30,806
Membership fee	95	95	95	95	695
Office Supplies	1,506	518	784	388	14,040
Postage and Delivery	52	128	9	18	1,029
Printing and Reproduction	-	-	-	-	136
Auto and Truck Expenses	641	1,432	106	991	3,828
Payroll Expenses	99,899	60,827	34,459	20,326	296,346
Conference & Meeting	-	979	-	-	4,858
Interest Expense	-	95	-	32	376
Utilities	-	-	-	-	41
Website Expense	-	453	-	-	2,755
Telephone Expense	842	86	87	86	1,798
Depreciation Expense	4,081	4,081	1,360	1,360	19,044
Insurance Expense	848	8,450	424	1,916	24,851
Marketing and Promotion Expense	434	136	-	-	4,572
Employee Benefit	9,680	3,767	2,553	425	15,898
Travel Expense	8,644	33,940	1,180	19,388	143,388
Professional Fees	17,419	46,404	14,560	1,922	408,452
Software	-	106	-	-	501
Rent Expense	1,534	22,128	521	9,532	37,488
Repairs and Maintenance	791	1,592	-	395	3,346
Research and Survey expenses	5,564	572	1,805	-	6,136
Registration Fees	100	520	-	-	620
Training & Education Expense	-	-	-	-	480
Total Expense	159,198	193,304	59,265	59,283	1,033,370

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

Current Operational Activities

During this quarter, the management team continued to work on the high level strategy in regards of the bio fertilizer project. This project is aiming to introduce an American bio fertilizer product into China market. The manufacture, the potential investors and our company are the main players for this project. After carefully research and study, we strongly believe that in order to succeed the project, a six to eight months' trial phase is crucial prior to a potential massive sale. In this period of time, we plan to achieve three goals: fully understand how the product works in China by location and by crop; comply with all regulation at different levels and start marketing campaign and selling in selected areas and regions. In June, the Singapore group that we reported in previous filings had another meeting with us in Beijing and discussed in greater details regarding the next steps. The outcome of the meeting is that all parties agree that a trial phase we recommended above is necessary and an external fund injection to the Company is needed in order to proceed with the ground works and tasks. However we have no binding contract, agreement or commitment from anyone, including the Singapore group, to secure the funds needed to move forward, and we cannot predict if and/or when we will be able to raise the funds we need to move forward with this project.

We contacted one state-owned Chinese company that is successful in the fertilizer industry. We both are interested in developing the China market for the bio soil product. We both agree that the initial trial is important and, again although we have no binding agreement, we are working collaboratively on it as of now.

During the next 12 months, we anticipate continuing our efforts to raise capital through continued meetings with potential investors, although as noted above, there is no assurance we will raise capital from any of these or other investors as we have no contracts, agreements or commitments from this or other funding sources.

We currently have sufficient cash resources to fund all of our operations for the next 12 months.

Results of Operations

For the fiscal quarter ended June 30, 2016 vs. 2015

Revenue

There was $331,055 and $306,260 revenue generated for the fiscal quarter ended June 30, 2016 and 2015 due to increased sales efforts.

Cost of Revenue

There was $299,442 and $269,296 cost of goods sold incurred for the fiscal quarter ended June 30, 2016 and 2015 respectively. The cost of goods sold increased due to the increasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the fiscal quarter ended June30, 2016 and 2015, there was a total of $59,265 and $59,283 operating expenses respectively. Increases in professional expenses were offset by decreases in rent and travel expenses. For the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2016, there was a total of $1,033,370 operating expenses.

			Cumulative from
	Three Months Ended	Three Months Ended	February 7, 2011 (Date of Inception) Through
	June 30,	June 30,	June 30,
	2016	2015	2016
Expense
Bank Service Charges	189	145	2,432
Business Licenses and Permits	-	571	9,453
Meals and Entertainment	1,134	1,693	30,806
Membership fee	95	95	695
Office Supplies	784	388	14,040
Postage and Delivery	9	18	1,029
Printing and Reproduction	-	-	136
Auto and Truck Expenses	106	991	3,828
Payroll Expenses	34,459	20,326	296,346
Conference & Meeting	-	-	4,858
Interest Expense	-	32	376
Utilities	-	-	41
Website Expense	-	-	2,755
Telephone Expense	87	86	1,798
Depreciation Expense	1,360	1,360	19,044
Insurance Expense	424	1,916	24,851
Marketing and Promotion Expense	-	-	4,572
Employee Benefit	2,553	425	15,898
Travel Expense	1,180	19,388	143,388
Professional Fees
Accounting	13,810	298	105,868
Consulting Fees	-	-	114,660
Legal Fee	-	1,500	150,750
Transfer Agent fees	-	200	16,895
SEC & EDGAR Filling Fee	750	(76)	20,279
Professional Fees	14,560	1,922	408,452
Software	-	-	501
Rent Expense	521	9,532	37,488
Repairs and Maintenance	-	395	3,346
Research and Survey expenses	1,805	-	6,136
Registration Fees	-	-	620
Training & Education Expense	-	-	480
Total Expense	59,265	59,283	1,033,370

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter ended June 30, 2016 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $27,646 and $22,319 for the fiscal quarter ended June 30, 2016 and 2015, and net losses of $642,725 for period from February 7, 2011 to June 30, 2016 for the reasons set forth above.

For the nine months ended June 30, 2016 vs. 2015

Revenue

There was $1,274,622 and $687,896 revenue generated for the nine months ended June 30, 2016 and 2015 due to increased sales efforts.

Cost of Revenue

There was $1,130,850 and $611,052 cost of goods sold incurred for the nine months ended June 30, 2016 and 2015 respectively. The cost of goods sold increased due to the increasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the nine months ended June 30, 2016 and 2015, there was a total of $159,198 and $193,304 operating expenses respectively. The decrease was primarily in the decrease of professional fees and travel expense. For the cumulative period from February 7, 2011 (Date of Inception) to June 30, 2016, there was a total of $1,033,370 operating expenses.

			Cumulative from
	Nine Months Ended	Nine Months Ended	February 7, 2011 (Date of Inception) Through
	June 30,	June 30,	June 30,
	2016	2015	2016
Expense
Bank Service Charges	827	311	2,432
Business Licenses and Permits	900	1,527	9,453
Meals and Entertainment	5,340	5,157	30,806
Membership fee	95	95	695
Office Supplies	1,506	518	14,040
Postage and Delivery	52	128	1,029
Printing and Reproduction	-	-	136
Auto and Truck Expenses	641	1,432	3,828
Payroll Expenses	99,899	60,827	296,346
Conference & Meeting	-	979	4,858
Interest Expense	-	95	376
Utilities	-	-	41
Website Expense	-	453	2,755
Telephone Expense	842	86	1,798
Depreciation Expense	4,081	4,081	19,044
Insurance Expense	848	8,450	24,851
Marketing and Promotion Expense	434	136	4,572
Employee Benefit	9,680	3,767	15,898
Travel Expense	8,644	33,940	143,388
Professional Fees
Accounting	14,696	19,086	105,868
Consulting Fees	-	-	114,660
Legal Fee	-	12,500	150,750
Transfer Agent fees	400	12,800	16,895
SEC & EDGAR Filling Fee	2,323	2,018	20,279
Professional Fees	17,419	46,404	408,452
Software	-	106	501
Rent Expense	1,534	22,128	37,488
Repairs and Maintenance	791	1,592	3,346
Research and Survey expenses	5,564	572	6,136
Registration Fees	100	520	620
Training & Education Expense	-	-	480
Total Expense	159,198	193,304	1,033,370

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months ended June 30, 2016 due to the net operation loss in the USA.

Net Loss

We incurred net income of $15,420 and net losses $116,460 for the nine months ended June 30, 2016 and 2015, and net losses of $642,725 for period from February 7, 2011 to June 30, 2016 for the reasons set forth above.

Liquidity and Capital Resources

	At June 30,	At September 30,
	2016	2015

Current Ratio	2.23	4.86
Cash	$27,230	$32,745
Working Capital	$270,322	$281,653
Total Assets	$499,064	$366,870
Total Liabilities	$220,580	$72,974

Total Equity	$278,484	$293,896

Total Debt/Equity	0.79	0.25

______________

* Current Ratio = Current Assets /Current Liabilities.

** Total Debt / Equity = Total Liabilities / Total Shareholders' Equity.

*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $27,230 as of June 30, 2016 and $32,745 as of September 30, 2015, and the working capital of $270,322 and $281,653 with liabilities of $220,580 and $72,974 for the same periods.

As of June 30, 2016, we have $27,230 in cash and $430,552 in accounts receivable. We anticipate that we will continue to generate revenues from sales. As we anticipate an average monthly burn rate of no more than $25,000 for operations and SEC filings during the next 12 months, we believe we have sufficient cash available (assuming we collect all our existing and anticipated sales and receivables) to fund all of our operational and SEC filing needs during the next 12 months.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2016 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2016, our disclosure controls and procedures are effective.

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

A & C United Agriculture Developing Inc.,

a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Yidan (Andy) Liu	August 9, 2016	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer,	August 9, 2016
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

