Form 10-K
period 2016-09-30
A&C United Agriculture Developing Inc.
filed 2017-02-07
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

SEC File No. 333-179082

A & C United Agriculture Developing Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-5159463
(State or other jurisdiction of incorporation or organization)	(IRS I.D.)

Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: The Registrant's common stock trade price on The Registrant's common stock trade price on December 1, 2016 was $.11. Based upon that price of $.11 per share and 7,496,495 shares held by non-affiliates, this amount is $824,614.45.

We have 37,731,495 shares of common stock outstanding as of December 1, 2016.

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

Current Operational Activities

The Company’s total revenue for fiscal year 2016 has exceeded $1.2 million dollars which is more than 70% increase comparing with the total revenue of $732,000 for fiscal year 2015. The management team will strive to maintain this momentum. The Company is also focusing on increasing the profit margin by creating more value-added services such as holding field demonstration and seminars with breeders for growers.

The revenue of the 4th fiscal quarter of 2016 is much lower than anticipated due to delayed shipments. However the revenue for the first fiscal quarter of 2017 is estimated to be higher than anticipated as it will include revenue for the delayed shipments.

The trials with CapGen are still progressing and the Company has placed an official production request for one of the few potential varieties. The two companies have continued meeting at GapGen’s R&D facility in Spain and trial sites in China. CapGen will provide us more varieties targeting the China market for us to trial.

Outside the seed business, the management team has also been working with potential investors on another project the Company has been working on. This project is trying to tackle the agricultural pollution issue affecting massive arable lands in China. Currently, the Company is working with a couple of Chinese companies who are interested in testing out the solutions we provided. China central government just issued a new act called “Soil 10 Chapters” that is aiming to reverse the damages in the next few decades. It encourages organic, more eco-friendly solution for the soil health issue which we believe is serious in China. The Company believes this may create greater opportunities for the companies such as ours that have already put efforts in the field. There is no written agreement as of today and might never have one between the potential investors and us, however we have exchanged ideas and strategies of how the entire project should proceed.

During the next 12 months, we anticipate continuing our efforts to raise capital through follow up meetings with potential investors, although there is no assurance we will raise capital from any of them as we have no contracts, agreements or commitments from this or other funding sources.

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

We have identified most of the farms for potential trials from farms our management has worked with or are targeting for initial seed trials through the trial businesses run by our management. We have not encountered any significant obstacles in getting theses farms to test our seeds. These farms have their own trial areas side by side with their production farm land. We have sold and will continue to sell them our new varieties of seeds to plant in the trial areas next to the areas where they grow their vegetables with their existing seed varieties. We believe, and we have seen in operation, that this type of trial process does not significantly impact these farms current production, as it uses a small test area next to where they have traditionally grown their vegetables, and thus provides the best test results since our seeds will be used to grow vegetables in the same location and conditions as their existing vegetable production. The challenge we have is that not all the varieties we may initially select will prove to work as well as we believed in China. Some varieties we have trialed have worked and some have not. The trial cycle can be over a year in some cases.

We do not offerany material right of return on our product although we do reimburse buyers on a case-by-case basis if seeds we sell do not perform well for a particular grower through no fault of the grower.

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

Customers

We are currently selling our seeds only to wholesalers in China. We are continuing our efforts to ramp up our selling efforts in China in fiscal year 2017. Although we may source seeds and strategic agreement from the U.S. and Europe, we have not to date but might in the future plan on selling our seeds or conducting related aspects of our business other than in China.

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

Item 2. Description of Property

Our business office address is Oak Brook Pointe, Suite 500, 700 Commerce Drive, Oak Brook IL 60523.

•	Name of Landlord: Regus

•	Term of Lease: 2/24/2016 to 2/28/2017, automatically extended an additional year.

•	Monthly Rental: $169

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Market under the symbol "ACUG"

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
30-Sep-16	$0.25	$0.05
30-Jun-16	$0.25	$0.05
31-Mar-16	$0.25	$0.05
31-Dec-15	$0.25	$0.05
30-Sep-15	$0.25	$0.1
30-Jun-15	$0.35	$0.1
31-Mar-15	$0.25	$0.1
31-Dec-14	$0.51	$0.1

__________

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Current Operational Activities

The Company’s total revenue for fiscal year 2016 has exceeded $1.2 million dollars which is more than 70% increase comparing with the total revenue of $732,000 for fiscal year 2015. The management team will strive to maintain this momentum. The Company is also focusing on increasing the profit margin by creating more value-added services such as holding field demonstration and seminars with breeders for growers.

The revenue of the 4th fiscal quarter of 2016 is much lower than anticipated due to delayed shipments. However the revenue for the first fiscal quarter of 2017 is estimated to be higher than anticipated as it will include revenue for the delayed shipments.

The trials with CapGen are still progressing and the Company has placed an official production request for one of the few potential varieties. The two companies have continued meeting at GapGen’s R&D facility in Spain and trial sites in China. CapGen will provide us more varieties targeting the China market for us to trial.

Outside the seed business, the management team has also been working with potential investors on another project the Company has been working on. This project is trying to tackle the agricultural pollution issue affecting massive arable lands in China. Currently, the Company is working with a couple of Chinese companies who are interested in testing out the solutions we provided. China central government just issued a new act called “Soil 10 Chapters” that is aiming to reverse the damages in the next few decades. It encourages organic, more eco-friendly solution for the soil health issue which we believe is serious in China. The Company believes this may create greater opportunities for the companies such as ours that have already put efforts in the field. There is no written agreement as of today and might never have one between the potential investors and us, however we have exchanged ideas and strategies of how the entire project should proceed.

During the next 12 months, we anticipate continuing our efforts to raise capital through follow up meetings with potential investors, although there is no assurance we will raise capital from any of them as we have no contracts, agreements or commitments from this or other funding sources.

We believe we will have sufficient cash available (assuming we collect all our existing and anticipated sales and receivables) to fund all of our operational and SEC filing needs during the next 12 months.

Certain Now Rescinded Agreements

The Company signed a Consulting Service Agreement with Speedlight Consulting Services Inc, a California company on 7/15/2016. The Company issued 1,000,000 Rule 144 restricted common shares to Speedlight Consulting Services Inc. as compensation for its services, which primarily cover business strategy consultation, financial management practice improvement. (Exhibit 10.1)

The Company signed a Service Provider Agreement with ChineseInvestors.Com, a California company on 7/15/2016. The Company has issued 1,000,000 Rule 144 restricted common shares to ChineseInvestors.Com as compensation for its services.

The Company signed an Executive Director Appointment Agreement with Mr. Wei Wang on 8/11/2016. The Company issued 2,000,000 Rule 144 restricted common shares to Mr. Wei Wang as compensation for its services.

The above agreements were for a planned comprehensive market campaign for the Company and its products. However, as the management team held discussions with other professionals and business advisors after it signed these agreements and further discussions among the parties, all parties came to the conclusion that a different approach would be to the Company’s best interest. Thus, the Service Provider Agreement and the Executive Director Appointment Agreement were both rescinded as of November 15th, 2016 and the collective 3,000,000 shares have been returned to the Company and cancelled. However, as these agreements were made in and in effect at the end fiscal year 2016, the Company believes it is required under applicable regulations and interpretations to reflect in its financial statements filed herein the transactions as if not rescinded. This recession will be reflected in the Form 10-Q for the first fiscal quarter of 2017 (10/01/2016 to 12/31/2016).

Results of Operations

For the fiscal year ended September 30, 2016 vs. 2015

Revenue

There was $1,276,883 and $731,815 revenue generated for the fiscal year ended September 30, 2016 and 2015, respectively, which was increased 74%.

Cost of Revenue

There was $1,106,617 and $645,415 cost of goods sold incurred for the fiscal year ended September 30, 2016 and 2015, respectively. The cost of goods sold increased due to the increasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the fiscal year ended September 30, 2016 and 2015, there was a total of $215,979 and $242,473 operating expenses, respectively. The decrease was primarily due to lesser travel expenses.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal year ended September 30, 2016 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $45,691 and $156,073 for the fiscal year ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

	At September 30	At September 30
	2016	2015

Current Ratio	3.80	4.86
Cash	$114,508	$32,745
Working Capital	$641,166	$281,653
Total Assets	$876,684	$366,870
Total Liabilities	$228,716	$72,974

Total Equity	$876,684	$293,896

Total Debt/Equity	0.26	0.25

* Current Ratio = Current Assets /Current Liabilities.

** Total Debt / Equity = Total Liabilities / Total Shareholders' Equity.

*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $114,508 and $32,745 at fiscal year ended September 30, 2016 and 2015, respectively, and the working capital of $641,166 and $281,653 with liabilities of $228,716 and $72,974 for the same respective periods.

As of September 30, 2016, we have $114,508 in cash and $6,867 in accounts receivable. With general operating costs, bank service fees and those costs associated with SEC requirements associated with staying public, we anticipate an average monthly burn rate of no more than $25,000 during the next 12 months. We believe we will have sufficient cash available (assuming we collect all our existing and anticipated sales and receivables) to fund all of our operational and SEC filing needs during the next 12 months.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements

A & C United Agriculture Developing Inc. & Subsidiary

Consolidated Financial Statements

As of September 30 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of A & C United Agriculture Developing, Inc.

We have audited the accompanying balance sheets of A & C United Agriculture Developing Inc. as of September 30, 2015 and the related statements of loss, shareholders’ equity, and cash flows for the year ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A & C United Agriculture Developing Inc. as of September 30, 2015 and the results of its operations and their cash flows for the year ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes to the financial statements, the Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.

Chicago, IL

January 12, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of A & C United Agriculture Developing, Inc.

We have audited the accompanying balance sheet of A & C United Agriculture Developing, Inc. as of September 30, 2016, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for the period ended September 30, 2016. A & C United Agriculture Developing, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A & C United Agriculture Developing, Inc. as of September 30, 2016, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

DE LEON & COMPANY, P.A.

Pembroke Pines, Florida

February 2, 2017

A & C United Agriculture Developing Inc. & Subsidiary
CONSOLIDATED BALANCE SHEET

	September 30,	September 30,
	2016	2015
ASSETS	(audited)	(audited)
Current assets:
Cash and cash equivalents	$114,508	$32,745
Accounts receivable	6,867	41,800
Inventory	369,164	279,913
Total Current Assets	$490,539	$354,458
Other current assets:
Prepaid and deferred expenses	$379,343	$169
Advances to officer	-	-
Total Other Current Assets	$379,343	$169

Property, plant and equipment, net	$6,802	$12,243

TOTAL ASSETS	$876,684	$366,870

LIABILITIES & STOOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$31,753	$21,500
Credit card payable	801	3,205
Total current liabilities	$32,554	$24,705
Other current liabilities:
Loan from shareholders	$32,565	$46,474
Customer Deposits	156,030	-
Accrued Expenses Liability	7,567	1,795
Total other current liabilities	$196,162	$48,269

Total Current Liabilities	$228,716	$72,974

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 40,731,495 in 2016 and 36,731,495 in 2015 shares issued and outstanding.	$40,732	$36,732
Paid-in capital	1,281,718	885,718
Accumulated deficit	(672,996)	(627,305)
Accumulated other comprehensive income (loss)	(1,486)	(1,249)
Total stockholders' equity	$647,968	$293,896
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$876,684	$366,870

The accompanying notes are an integral part of these consolidated financial statements.

A & C United Agriculture Developing Inc. & Subsidiary
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended	Year Ended
	September 30,	September 30,
	2016	2015
	(Audited)	(Audited)

Revenues	$1,276,883	$731,815
Cost of Goods Sold	$1,106,617	$645,415
Gross Profit	$170,266	$86,400
Operating expenses:
Research and development	$5,564	$-

Selling, general and administrative expenses	$204,974	$237,032

Depreciation and amortization expenses	$5,441	$5,441
Total Operating Expenses	$215,979	$242,473

Operating Loss	$(45,713)	$(156,073)

Investment income, net	$22	$-
Interest Expense, net	$-	$-
Loss before income taxes	$(45,691)	$(156,073)
Income tax expense	$-	$-
Net Loss	$(45,691)	$(156,073)

Net (loss) per common share- Basic	$(0.001)	$(0.00)
Net (loss) per common share- Diluted	$(0.001)	$(0.00)

Weighted Average Shares, Basic & Diluted	37,438,344	-

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(237)	$(1,537)
Other comprehensive income (loss)	$(237)	$(1,537)
Comprehensive Income (Loss)	$(45,928)	$(157,610)

The accompanying notes are an integral part of these consolidated financial statements.

A & C United Agriculture Developing Inc. & Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended September 30, 2015 and 2016

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, September 30, 2014	36,611,495	$36,612	$873,838	$(471,232)	$288	$439,506

Issuance of common stocks
to Michael Williams @0.1
per share on February 1, 2015	60,000	$60	$5,940			$6,000

Issuance of common stocks
to Globex Transfer LLC @0.1
per share on February 2, 2015	60,000	$60	$5,940			$6,000

Adjustment for currency rate exchange					$(1,537)	$(1,537)

Net loss for the year
ended September 30, 2015				$(156,073)		$(156,073)

Balance, September 30, 2015	36,731,495	$36,732	$885,718	$(627,305)	$(1,249)	$293,896

Issuance of common stocks
for consulting service @0.1
per share on July 15, 2016	1,000,000	$1,000	$99,000			$100,000

Issuance of common stocks
for professional service @0.1
per share on July 15, 2016	1,000,000	$1,000	$99,000			$100,000

Issuance of common stocks
for director fee @0.1
per share on August 11, 2016	2,000,000	$2,000	$198,000			$200,000

Adjustment for currency rate exchange					$(237)	$(237)

Net loss for the year
ended September 30, 2016				$(45,691)		$(45,691)

Balance, September 30, 2016	40,731,495	$40,732	$1,281,718	$(672,996)	$(1,486)	$647,968

The accompanying notes are an integral part of these consolidated financial statements.

A & C United Agriculture Developing Inc. & Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	September 30,	September 30,
	2016	2015
	(Audited)	(Audited)
Operating Activities:
Net (loss)	$(45,691)	$(156,073)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Non-cash portion of share based legal fee expense	-	6,000
Non-cash portion of share based consulting fee expense	20,833	6,000
Depreciation expenses	5,441	5,441
Deferred interest expense	-	158
Inventory	(89,251)	(34,388)
Accounts Receivable	34,933	148,200
Prepaid and deferred expenses	(7)	140
Customer Deposits	156,030	-
Accrued Expenses	5,772	(323)
Account payable	10,253	(64,500)
Credit card payable	(2,404)	(1,092)
Net cash provided (used) by operating activities	$95,909	$(90,437)

Investing Activities:
Purchase of property, plant and equipment	-	-
Net cash provided by investing activities	$-	$-

Financing Activities:
Loan from shareholders	$(13,909)	$41,067
Advance to shareholders	-	25,645
Long term Car Loans	-	(11,494)
Proceeds from issuance of common stock	-	-
Net cash provided (used) by financing activities	$(13,909)	$55,218

Effect of Exchange Rate on Cash	$(237)	$(1,537)
Net increase (decrease) in cash and cash equivalents	$81,763	$(36,756)
Cash and cash equivalents at beginning of the year	$32,745	$69,501
Cash and cash equivalents at end of year	$114,508	$32,745

The accompanying notes are an integral part of these consolidated financial statements.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements reflect the assets, revenues and expenditures of the Company on the accrual basis of accounting. The Company’s fiscal year end is the last day of September 30.

Concentration of credit risk

The Company maintains its cash in bank accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

All of the Company’s accounts receivable in 2015 and 2016 are due from its principal major customer.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2016 and 2015, the company had cash and cash equivalents of $ 114,508 and $32,745, respectively.

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

As of September 30, 2016 and 2015, the company has property, plant, and equipment at a net cost of $ 6,802 and $12,243, respectively. Depreciation expense totaled $5,441 for years 2016 and 2015.

Accounts Receivable

As of September 30, 2016 and 2015, the Company had account receivables of $6,867 and $41,800, respectively. Management determined that no allowance for doubtful accounts was necessary based on its past collection history.

Prepaid and Deferred Expenses

As of September 30, 2016 and 2015, the Company had prepaid and deferred expenses of $379,343 and $169 respectively. The 2016 balance consists primarily of $379,167 of deferred stock compensation which is recognized ratably over the term the services are to be performed. In November 2016, 3,000,000 common shares accounting for $300,000 of the deferred stock compensation were returned to the Company as is explained in the Subsequent Events Note.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at the lower of cost or market using the specific identification method. As of September 30, 2016 and 2015, the Company has $ 369,164 and $279,913, respectively, of various vegetable seeds in stock in USA. The inventories purchased from the USA were stored at the garage of Yidan Liu’s house at no charges and written agreement; and the inventories purchased from Europe were stored at the garage of Jun Huang’s house at Sweden at no charges and written agreement.

Customer Deposits

The Company received $156,030 from its major customer in September 2016 for an inventory order that was not shipped by the Company as of September 30, 2016. Accordingly, the entire amount of the customer deposit is shown as a current liability as of September 30, 2016. The Company did not have any customer deposits as of September 30, 2015.

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

On July 15, 2016, 1,000,000 shares were issued to Speedlight Consulting Service Inc for consulting services of $100,000 at $0.10 per share.

On July 15, 2016, 1,000,000 shares were issued to ChineseInvestors.Com for professional services of $100,000 at $0.10 per share. The shares were cancelled and returned to the Company in November 2016 for non-performance.

On August 11, 2016, 2,000,000 shares were issued to Wei Wang for director fees of $200,000 at $0.10 per share. The shares were cancelled and returned to the Company in November 2016 for non-performance.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss per Common Share

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

The Company had total revenue of $ 1,276,883 and $ 731,815 for the year ended September 30, 2016 and 2015 respectively. For the year ended September 30, 2016, approximately 96% of sales were to one customer. For the year ended September 30, 2015, approximately 80% and 19%, respectively, of sales were to the company’s largest two customers.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had $279,913 inventory as of September 30, 2015.

From the period of October 01, 2015 to September 30, 2016, the Company purchase $1,225,055 vegetable seeds from US suppliers and Europe suppliers; and there are $369,164 inventories as of September 30, 2016.

For the fiscal year ended September 30, 2016, the Company had related cost of goods sold expense and freight cost of $33,098, and have purchase discount of $62,285.

As a result, a total of $1,106,617 cost of goods sold was recorded for the fiscal year ended September 30, 2016; and $645,415 cost of goods sold was recorded for the fiscal year ended September 30, 2015.

Operating Leases

The Company entered into a lease for its corporate offices in under terms of non-cancelable operating leases. The lease term is from March 1, 2016 through February 28, 2017 and requires a roughly $170 monthly lease payment, and this office is located at 700 Commerce Drive, STE 500, Oak Brook IL 60523, USA.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

Operating expenses consists of selling, general and administrative expenses, and depreciation expense.

For the fiscal year ended September 30, 2016 and 2015, there was a total of $215,979 and $242,473 operating expenses, respectively.

Payroll Expense

Commencing in January 2013, the Company stayed the annually salary amount of Officer Yidan Liu for $ 60,000. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a monthly basis.

Commencing in September 2014, the Company hired an employee to take care of the office operation of the Sweden subsidiary at a cost of approximately $1,100 monthly.

Commencing in November 2015, the Company started paying salary to Officer Jun Huang of approximately $5,000 monthly (SEK 43,369).

The total payroll expense for the fiscal year ended September 30, 2016 and 2015 is $125,453 and $80,694 respectively, which included the payroll taxes to the government and the net salary to the officers and employee.

Recent Accounting Pronouncements

Management believes that none of the recently issued accounting pronouncements will have a material impact on the financial statements.

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended September 30, 2016 and 2015, the Company had foreign currency translation losses of $237 and $1,537, respectively.

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2016 and 2015, officers and directors have been issued 30,235,000 which were issued in fiscal years prior to 2016 and 2015.

Loans from Officers/Shareholders

As of September 30, 2016 and 2015, the officers loaned $ 32,565 and $46,474, respectively, to the Company for purchases and operating, and marketing expenses. The outstanding balance bears no interest, is due on demand and is not the subject of a written note or agreement.

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

On July 15, 2016, 1,000,000 shares were issued to Speedlight Consulting Service Inc for consulting services of $100,000 at $0.10 per share.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

On July 15, 2016, 1,000,000 shares were issued to ChineseInvestors.Com for professional services of $ 100,000 at $0.10 per share.

On August 11, 2016, 2,000,000 shares were issued to Wei Wang for director fees of $200,000 at $0.10 per share.

As of September 30,2016, there was total of 40,731,495 shares issued and outstanding.

NOTE E – INCOME TAXES

The Company incurred net operating losses through September 30, 2016 and 2015 of approximately $674,482 and $628,554, respectively.

Using a 35% statutory federal income tax rate (the Company is not subject to state income tax), the Company’s tax valuation allowance as of September 30, 2016 and 2015 totals approximately $236,069 and $219,994, respectively. Because there is a less than 50% change that the allowance will be realized, no income tax benefit relating to the net operating losses have been reflected in these financial statements. The decrease in the tax valuation allowance of $16,075 and $54,626 for 2016 and 2015, respectively, is attributable to the Company’s loss from operations.

The Company is current in its income tax filings. Accordingly, it is subject to the normal tax regulatory audits for the last years.

NOTE F – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued and has determined that other than those items disclosed in the subsequent paragraphs, no other subsequent events of a material nature occurred.

On November 15, 2016, the Company and ChineseInvestors.Com terminated the professional consulting agreement which was signed on July 15, 2016. The 1,000,000 shares at value of $ 100,000 was cancelled and returned to the Company.

On November 15, 2016, the Company and Wei Wang terminated the Executive Director Appointment Agreement which was signed on August 11, 2016. The 2,000,000 shares at value of $ 200,000 was cancelled and returned to the Company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were effective. This conclusion by the Company's Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after September 30, 2016.

Management's Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2016, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2016 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the year ended September 30, 2016, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Yidan (Andy) Liu	47	Founder, Director and President/Treasurer
Jun (Charlie) Huang	49	Founder, Director and Secretary
Ross Rispens	58	Director
Manying Chen	52	Director
Minhang Wei	45	Director
Xinyu Wang	49	Director

Yidan (Andy) Liu, age 47, has been our Founder, Director and Secretary/Treasurer since inception and on June 20, 2012 became our President, resigning his position as Secretary. November 2006 to January 2012, he started as a SAP consultant and in 2010 got promoted to a Manager at Accenture, a Management consulting, technology services and outsourcing Company. He started his own Company, America Brilliance Corp, in 2008, initially focusing on the offer and sale of seeds in China to test the concept of our business plan, and later adding the sale of medical equipment in China. To avoid conflicts of interest, he terminated the part of this business involved in the offer and sale of seeds when our securities were qualified for quotation on the OTCBB, leaving America Brilliance Corp. solely involved in the medical products business which will be operated solely by his wife and closed entirely by the end of 2012. From May 1998 to November 2006, he was Software Engineer with Ryerson, a steel service Company. He has a Computer Science Master Degree, Loyola University Chicago, IL May, 1998 and a Mathematics Bachelor Degree, Capital Normal University, Beijing, China, May, 1991. Mr. Liu brings to the Board a deep solid understanding about both Chinese and American culture and value systems and a knowledge of the business of offering and selling seeds in China and the establishment of related import/export supply chain for these seed sales. This experience will provide the Company specific knowledge of the sale of our products and a comprehensive view and a bridge between West and East when making strategic plans or doing day-to-day business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

Management Compensation

Name and Fiscal Year Ended September 30, 2016 and 2015	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yidan (Andy) Liu in FY 2015	60,000	0	0	0	0	0	60,000
In FY 2016	60,000	0	0	0	0	0	60,000

Since January 1, 2013, we have paid Yidan (Andy) Liu, president and director, salary of $60,000 per year pursuant to an oral agreement. The term is for one year, and was renewed on January 1, 2017. It might be increased or decreased in subsequent periods based on Andy's time and effort and on Company's overall performance. We have no plan to pay any other member of management any salary yet.

Outstanding Equity Awards At Fiscal Year-End

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were in existence at the end of fiscal year 2016 or were granted to our named executive officers during fiscal year ended at September 30, 2016.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended September 30, 2016:

Name and Fiscal Year Ended September 30, 2016	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yidan (Andy) Liu	0	0	0	0	0	0	0
Jun (Charlie) Huang in FY 2016	0	0	0	0	0	50,000	50,000
Ross Rispens	0	0	0	0	0	0	0
MinHang Wei	0	0	0	0	0	0	0
ManYing Chen	0	0	0	0	0	0	0
XinYu Wang	0	0	0	0	0	0	0

Since November 1, 2015, we started paying Jun (Charlie) Huang, director, salary of $60,000 per year pursuant to an oral agreement. During fiscal year 2016, Charlie volunteered to skip one month of salary so that we paid about $50,000(SEK 433,680) totally. The term is for one year, and was renewed on Oct 1, 2016. It might be increased or decreased in subsequent periods based on Charlie's time and effort and on Company's overall performance.

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

Name	Number of Shares of Common stock	Percentage

Yidan (Andy) Liu [1]	15,010,000	39.78%

Jiwen Zhang [1]	15,010,000	39.78%

Jun (Charlie) Huang	15,000,000	39.75%

Ross Rispens	75,000	0.20%

MinHang Wei	100,000	0.27%

ManYing Chen	50,000	0.13%

XinYu Wang	10,000	0.03%

All executive officers and directors as a group [6 persons]	30,245,000	80.15%

________________

[1]	Includes 10,000 shares owned by Jiwen Zhang, wife of Mr. Liu.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 37,731,495 shares of common stock outstanding as of December 1, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Loans from Officers/Shareholders

As of September 30, 2016 and 2015, the officers loaned $ 32,565 and $46,474, respectively, to the Company for purchases and operating, and marketing expenses. The outstanding balance bears no interest, is due on demand and is not the subject of a written note or agreement.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditor for the fiscal year ended September 30, 2015. De Leon & Company P.A. was our independent auditor for the fiscal year ended September 30, 2016.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditors for fiscal years ended September 30, 2015 and 2016, respectively.

	2015	2016

Audit Fees	$13,500	$17,500
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-	-
Total	$13,500	$17,500

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

Item 15. Exhibits

Exhibit No.	Document Description
10.1	Agreement with Speedlight Consulting Services Inc.

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101	XBRL Interactive Data Files

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

A & C United Agriculture Developing Inc.

February 7, 2017	By:	/s/ Yidan (Andy) Liu
Yidan (Andy) Liu
Principal Executive Officer, Principal Accounting Officer and
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on our behalf by the undersigned, thereunto duly authorized, in Oak Brook IL on February 7, 2017.

Signature	Title	Date

/s/ Yidan (Andy) Liu	Principal Executive Officer, Principal Accounting Officer and	February 7, 2017
Yidan (Andy) Liu	Principal Financial Officer and Director

/s/ Jun (Charlie) Huang	Director	February 7, 2017
Jun (Charlie) Huang

/s/ Ross Rispens	Director	February 7, 2017
Ross Rispens

/s/ Manying Chen	Director	February 7, 2017
Manying Chen

/s/ Minhang Wei	Director	February 7, 2017
Minhang Wei

/s/ Xinyu Wang	Director	February 7, 2017
Xinyu Wang

EXHIBIT INDEX

Exhibit No.	Document Description
10.1	Agreement with Speedlight Consulting services Inc.

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101	XBRL Interactive Data Files

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

