Form 10-Q
period 2016-12-31
A&C United Agriculture Developing Inc.
filed 2017-02-13
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of December 31, 2016 there were 37,731,495 shares issued and outstanding of the registrant's common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

A & C United Agriculture Developing Inc. & Subsidiary

Consolidated Financial Statements

As of December 31, 2016 and 2015

A & C United Agriculture Developing Inc. & Subsidiary

CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2016	2016
ASSETS		(audited)
Current assets:
Cash and cash equivalents	$367,780	$114,508
Accounts receivable	-	6,867
Inventory	9,846	369,164
Total Current Assets	$377,626	$490,539
Other current assets:
Prepaid and deferred expense	$55,427	$379,343
Total Other Current Assets	$55,427	$379,343

Property, plant and equipment, net	$5,441	$6,802

TOTAL ASSETS	$438,494	$876,684

LIABILITIES & EQUITY
Current liabilities:
Account payable	$30,351	$31,753
Credit card payable	13,480	801
Total current liabilities	$43,831	$32,554
Other current liabilities:
Loan from shareholders	$32,218	$32,565
Customer Deposits	6,030	156,030
Accrued Expenses Liability	7,365	7,567
Total other current liabilities	$45,613	$196,162

Total liabilities	$89,444	$228,716

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 40,731,495 in 9/30/2016 and 37,731,495 in 12/31/2016 shares issued and outstanding.	$37,732	$40,732
Paid-in capital	984,718	1,281,718
Accumulated deficit	(671,092)	(672,996)
Accumulated other comprehensive income (loss)	(2,308)	(1,486)
Total stockholders' equity	$349,050	$647,968
TOTAL LIABILITIES & EQUITY	$438,494	$876,684

The accompanying notes are an integral part of these consolidated financial statements.

A & C United Agriculture Developing Inc. & Subsidiary
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2016	2015
	(Unaudited)	(Unaudited)

Revenues	$550,319	$547,851
Cost of Goods Sold	$480,193	$471,989
Gross Profit	$70,126	$75,862
Operating expenses:
Research and development	$605	$-

Selling, general and administrative expenses	$66,269	$44,513

Depreciation and amortization expenses	$1,360	$1,360
Total Operating Expenses	$68,234	$45,873

Operating Income (Loss)	$1,892	$29,989

Investment income, net	$12	$-
Interest Expense, net	$-	$-
Income (Loss) before income taxes	$1,904	$29,989
Income (Loss) tax expense	$-	$-
Net Income (Loss)	$1,904	$29,989

Net income (loss) per common share- Basics	$0.00	$0.00
Net income (loss) per common share- Diluted	$0.00	$0.00

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(822)	$(202)
Other comprehensive income (loss)	$(822)	$(202)
Comprehensive Income (Loss)	$1,082	$29,787

The accompanying notes are an integral part of these consolidated financial statements.

A & C United Agriculture Developing Inc. & Subsidiary

STATEMENT OF STOCKHOLDERS EQUITY

For the Quarter ended December 31, 2016

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, September 30, 2015	36,731,495	$36,732	$885,718	$(627,305)	$(1,249)	$293,896

Issuance of common stocks
for consulting service @0.1
per share on July 15, 2016	1,000,000	$1,000	$99,000			$100,000

Issuance of common stocks
for professional service @0.1
per share on July 15, 2016	1,000,000	$1,000	$99,000			$100,000

Issuance of common stocks
for director fee @0.1
per share on August 11, 2016	2,000,000	$2,000	$198,000			$200,000

Adjustment for currency rate exchange					$(237)	$(237)

Net loss for the year ended September 30, 2016				$(45,691)		$(45,691)

Balance, September 30, 2016	40,731,495	$40,732	$1,281,718	$(672,996)	$(1,486)	$647,968

Cancelled common stocks for non-performance
of professional service @0.1
per share on November 15, 2016	(1,000,000)	$(1,000)	$(99,000)			$(100,000)

Cancelled common stocks for
non-performance of director service @0.1
per share on November 15, 2016	(2,000,000)	$(2,000)	$(198,000)			$(200,000)

Adjustment for currency rate exchange					$(822)	$(822)

Net loss for the quarter
ended December 31, 2016				$1,904		$1,904

Balance, December 31, 2016	37,731,495	$37,732	$984,718	$(671,092)	$(2,308)	$349,050

The accompanying notes are an integral part of these consolidated financial statements.

A & C United Agriculture Developing Inc

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2016	2015
	(Unaudited)	(Unaudited)
Operating Activities:
Net income (loss)	$1,904	$29,989
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-
Non-cash portion of share based consulting fee expense	-	-
Depreciation expenses	1,360	1,360
Inventory	359,318	117,798
Accounts Receivable	6,867	(125,713)
Prepaid and deferred expenses	23,917	-
Customer Deposits	(150,000)	-
Accrued expenses	(202)	2,154
Account payable	(1,402)	1,178
Credit card payable	12,679	(2,387)
Net cash provided by operating activities	$254,441	$24,379

Investing Activities:
Purchase of property, plant and equipment	-	-
Net cash provided by investing activities	$-	$-

Financing Activities:
Loan from shareholders	$(347)	$3,475
Long term Loans	-	-
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	$(347)	$3,475

Effect of Exchange Rate on Cash	$(822)	$(202)
Net increase (decrease) in cash and cash equivalents	$253,272	$27,652
Cash and cash equivalents at beginning of the period	$114,508	$32,745
Cash and cash equivalents at end of the period	$367,780	$60,397

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

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2016, the company had cash and cash equivalents of $ 367,780.

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

As of December 31, 2016, the company has property, plant, and equipment at a net cost of $ 5,441. Depreciation expense totaled $ 1,360 for quarter ended December 31, 2016 and 2015.

Accounts Receivable

As of December 31, 2016, the Company had account receivables of $ 0.00. Management determined that no allowance for doubtful accounts was necessary based on its past collection history.

Prepaid and Deferred Expenses

As of December 31, 2016, the Company had prepaid and deferred expenses of $ 55,427. The September 30, 2016 balance consists primarily of $379,167 of deferred stock compensation which is recognized ratably over the term the services are to be performed. In November 2016, 3,000,000 common shares accounting for $300,000 of the deferred stock compensation were returned to the Company for non-performance service.

Customer Deposits

The Company received $ 6,030 from its major customer in September 2016 for an inventory order that was not shipped by the Company as of December 31, 2016. Accordingly, the entire amount of the customer deposit is shown as a current liability as of December 31, 2016. The Company did not have any customer deposits as of December 31, 2015.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at the lower of cost or market using the specific identification method. As of December 31, 2016 and 2015, the Company has $ 9,846 and $162,115, respectively, of various vegetable seeds in stock in USA. The inventories purchased from the USA were stored at the garage of Yidan Liu’s house at no charges and written agreement; and the inventories purchased from Europe were stored at the garage of Jun Huang’s house at Sweden at no charges and written agreement.

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

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss per Common Share (Continued)

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

The Company had total revenue of $ 550,319 and $ 547,851 for the period ended December 31, 2016 and 2015 respectively. For the period ended December 31, 2016, approximately 74% and 14% of sales were to the company’s largest two customers. For the period ended December 31, 2015, approximately 0% and 99% of sales respectively.

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

The Company had $ 369,164 inventory as of September 30, 2016.

From the period of October 01, 2016 to December 31, 2016, the Company purchase $ 123,150 vegetable seeds from US suppliers and Europe suppliers; and there are $ 9,846 inventories as of December 31, 2016.

For the fiscal quarter ended December 31, 2016, the Company had related cost of goods sold expense and freight cost of $7,424, and have purchase discount of $ 9,700.

As a result, a total of $ 480,193cost of goods sold was recorded for the fiscal quarter ended December 31, 2016; and $ 471,989 cost of goods sold was recorded for the fiscal quarter ended December 31, 2015.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

Operating expenses consists of selling, general and administrative expenses, and depreciation expense.

For the fiscal quarter ended December 31, 2016 and 2015, there was a total of $ 68,234 and $ 45,873 operating expenses, respectively.

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

Commencing in November 2015, the Company started paying salary to Officer Jun Huang of approximately $5,000 monthly.

The total payroll expense for the fiscal quarter ended December 31, 2016 and 2015 is $ 30,815 and $ 29,937 respectively, which included the payroll taxes to the government and the net salary to the officers and employee.

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

For the fiscal quarter ended December 31, 2016 and 2015, the Company had foreign currency translation losses of $ 822 and $202, respectively.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2016 and 2015, officers and directors have been issued 30,235,000 which were based upon total outstanding shares 37,731,495.

Loans from Officers/Shareholders

As of December 31, 2016, the officers loaned $ 32,218, to the Company for purchases and operating, and marketing expenses. The outstanding balance bears no interest, is due on demand and is not the subject of a written note or agreement.

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

On July 15, 2016, 1,000,000 shares were issued to Speedlight Consulting Service Inc for consulting services of $ 100,000 at $0.10 per share.

On July 15, 2016, 1,000,000 shares were issued to ChineseInvestors.Com for professional services of $ 100,000 at $0.10 per share.

On August 11, 2016, 2,000,000 shares were issued to Wei Wang for director fees of $ 200,000 at $0.10 per share.

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

As of December 31, 2016, there was total of 37,731,495 shares issued and outstanding.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – INCOME TAXES

The Company incurred net operating losses through December 31, 2016 of approximately $673,400.

Using a 35% statutory federal income tax rate (the Company is not subject to state income tax), the Company’s tax valuation allowance as of December 31, 2016 totals approximately $235,690. Because there is a less than 50% change that the allowance will be realized, no income tax benefit relating to the net operating losses have been reflected in these financial statements.

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

Current Operational Activities

In the first fiscal quarter of 2017, we realized over half million dollars in revenue. This number is better than what we anticipated for an average 4th calendar quarter. This is partial because the sales of $374,900 in the previous quarter were not delivered until this quarter.

As we reported in the 10-K for fiscal year ended September 30, 2016, on November 16, 2016 the Service Provider Agreement and Executive Director Appointment Agreement with ChineseInvesters.Com and Mr. Wei Wang, respectively, were by mutual agreement both rescinded. The aggregate of 3,000,000 shares of Common Stock have been returned to the Company and cancelled. Accordingly, the financial statements in this Report on Form 10-Q reflect the cancellation of the 3,000,000 shares.

The trials with CapGen are still progressing and the Company has placed an official production request for one of the few potential varieties. The two companies have continued meeting at GapGen’s R&D facility in Spain and trial sites in China. CapGen will provide us more varieties targeting the China market for us to trial.

Outside the seed business, the management team has also been working with potential investors on another project the Company has been working on. This project is trying to tackle the agricultural pollution issue affecting massive arable lands in China. Currently, the Company is working with a couple of Chinese companies who are interested in testing out the solutions we provided. One of the companies has completed its first trial and we are reviewing the result.

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

Results of Operations

For the fiscal quarter ended December 31, 2016 vs. 2015

Revenue

There was $550,319 and $547,851 revenue generated for the fiscal quarter ended December 31, 2016 and 2015 due to increased sales efforts.

Cost of Revenue

There was $480,193 and $471,989 cost of goods sold incurred for the fiscal quarter ended December 31, 2016 and 2015 respectively. The cost of goods sold increased due to the increasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the fiscal quarter ended December 31, 2016 and 2015, there was a total of $68,234 and $45,873 operating expenses respectively. The increase was primarily in the additional of professional expenses.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter ended December 31, 2016 due to the net operation loss in the USA.

Net Loss

We incurred net income of $1,904 and $29,989 for the fiscal quarter ended December 31, 2016 and 2015.

Liquidity and Capital Resources

	At December 31,	At September 30,
	2016	2016

Current Ratio	4.77	3.78
Cash	$367,780	$114,508
Working Capital	$343,609	$641,166
Total Assets	$438,494	$876,684
Total Liabilities	$89,444	$228,716

Total Equity	$349,050	$647,968

Total Debt/Equity	0.26	0.35

_____________

* Current Ratio = Current Assets /Current Liabilities.

** Total Debt / Equity = Total Liabilities / Total Shareholders' Equity.

*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $367,780 as of December 31, 2016 and $114,508 as of September 30, 2016, and the working capital of $343,609 and $641,166 with liabilities of $89,444 and $228,716 for the same periods.

As of December 31, 2016, we have $367,780 in cash. We anticipate that we will continue to generate revenues from sales. As we anticipate an average monthly burn rate of no more than $25,000 for operations and SEC filings during the next 12 months, we believe we have sufficient cash available (assuming we collect all our existing and anticipated sales and receivables) to fund all of our operational and SEC filing needs during the next 12 months.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2016 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2016, our disclosure controls and procedures are not effective.

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

_______________

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

A & C United Agriculture Developing Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Yidan (Andy) Liu	February 13, 2017	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer,	February 13, 2017
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

