Form 10-Q
period 2017-03-31
A&C United Agriculture Developing Inc.
filed 2017-05-08
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of March 31, 2017 there were 37,731,495 shares issued and outstanding of the registrant's common stock.

A & C United Agriculture Developing Inc. & Subsidiary

Consolidated Financial Statements

As of March 31 2017 and 2016

A & C United Agriculture Developing Inc. & Subsidiary

CONSOLIDATED BALANCE SHEET

UNAUDITED

	March 31	September 30
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$272,474	$114,508
Accounts receivable	-	6,867
Inventory	11,717	369,164
Total Current Assets	$284,191	$490,539
Other current assets:
Prepaid and deferred expense	$29,343	$379,343
Total Other Current Assets	$29,343	$379,343

Property, plant and equipment, net	$4,081	$6,802

TOTAL ASSETS	$317,615	$876,684
LIABILITIES & EQUITY
Current liabilities:
Account payable	$100	$31,753
Credit card payable	1,216	801
Total current liabilities	$1,316	$32,554
Other current liabilities:
Loan from shareholders	$32,193	$32,565
Customer Deposits	17,382	156,030
Accrued Expenses Liability	7,421	7,567
Total other current liabilities	$56,996	$196,162

Total liabilities	$58,312	$228,716

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 37,731,495 in 3/31/2017 and 40,731,495 in 9/30/2016 shares issued and outstanding.	$37,732	$40,732
Paid-in capital	984,718	1,281,718
Accumulated deficit	(760,733)	(672,996)
Accumulated other comprehensive income (loss)	(2,414)	(1,486)
Total stockholders' equity	$259,303	$647,968
TOTAL LIABILITIES & EQUITY	$317,615	$876,684

The accompanying notes are an integral part of these consolidated financial statements.

A & C United Agriculture Developing Inc. & Subsidiary

CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31	March 31	March 31	March 31
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$556,907	$943,567	$6,588	$395,715
Cost of Goods Sold	$481,507	$831,407	$1,314	$359,418
Gross Profit	$75,400	$112,160	$5,274	$36,297
Operating expenses:
Research and development	$-	$-	$-	$-

Selling, general and administrative expenses	$159,783	$97,213	$92,910	$52,700

Depreciation and amortization expenses	$2,721	$2,721	$1,360	$1,360
Total Operating Expenses	$162,504	$99,934	$94,270	$54,060

Operating Income (Loss)	$(87,104)	$12,226	$(88,996)	$(17,763)

Investment income, net	$49	$-	$38	$-
Interest Expense, net	$682	$-	$682	$-
Income (Loss) before income taxes	$(87,737)	$12,226	$(89,640)	$(17,763)
Income (Loss) tax expense	$-	$-		$-
Net Income (Loss)	$(87,737)	$12,226	$(89,640)	$(17,763)

Net income (loss) per common share- Basics	$(0.00)	$0.00	$(0.00)	$(0.00)
Net income (loss) per common share- Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(928)	$8	$(107)	$210
Other comprehensive income (loss)	$(928)	$8	$(107)	$210
Comprehensive Income (Loss)	$(88,665)	$12,234	$(89,747)	$(17,553)

The accompanying notes are an integral part of these consolidated financial statements.

A & C United Agriculture Developing Inc. & Subsidiary

STATEMENT OF STOCKHOLDERS EQUITY

For the period ended March 31, 2017

UNAUDITED

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, September 30, 2015	36,731,495	$36,732	$885,718	$(627,305)	$(1,249)	$293,896

Issuance of common stocks
for consulting service @0.1
per share on July 15, 2016	1,000,000	$1,000	$99,000			$100,000

Issuance of common stocks
for professional service @0.1
per share on July 15, 2016	1,000,000	$1,000	$99,000			$100,000

Issuance of common stocks
for director fee @0.1
per share on August 11, 2016	2,000,000	$2,000	$198,000			$200,000

Adjustment for currency rate exchange					$(237)	$(237)

Net loss for the year
ended September 30, 2016				$(45,691)		$(45,691)

Balance, September 30, 2016	40,731,495	$40,732	$1,281,718	$(672,996)	$(1,486)	$647,968

Cancelled common stocks for non-performance
of professional service @0.1
per share on November 15, 2016	(1,000,000)	$(1,000)	$(99,000)			$(100,000)

Cancelled common stocks for
non-performance of director service @0.1
per share on November 15, 2016	(2,000,000)	$(2,000)	$(198,000)			$(200,000)

Adjustment for currency rate exchange					$(928)	$(928)

Net loss for the period
ended March 31, 2017				$(87,737)		$(87,737)

Balance, March 31, 2017	37,731,495	$37,732	$984,718	$(760,733)	$(2,414)	$259,303

The accompanying notes are an integral part of these consolidated financial statements.

A & C United Agriculture Developing Inc

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31	March 31	March 31	March 31
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net income (loss)	$(87,737)	$12,226	$(89,640)	$(17,763)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-
Non-cash portion of share based consulting fee expense	-	-	-	-
Depreciation expenses	2,721	2,721	1,360	1,360
Inventory	357,447	250,958	(1,871)	133,159
Accounts receivable	6,867	(253,200)		(127,487)
Prepaid expense	50,000	-	26,084	-
Customer Deposits	(138,648)	-	11,352	-
Accrued expense	(146)	6,228	56	4,075
Account payable	(31,653)	(130)	(30,251)	(1,308)
Credit card payable	415	(2,696)	(12,264)	(309)
Net cash provided by operating activities	$159,266	$16,107	$(95,174)	$(8,273)

Investing Activities:
Purchase of property, plant and equipment	-	-	-	-
Net cash provided by investing activities	$-	$-	$-	$-

Financing Activities:
Loan from shareholders	$(372)	$10,205	$(25)	$6,731
Long term loans	-	-	-	-
Proceeds from issuance of common stock	-	-	-	-
Net cash provided by financing activities	$(372)	$10,205	$(25)	$6,731

Effect of Exchange Rate on Cash	$(928)	$8	$(107)	$210
Net increase (decrease) in cash and cash equivalents	$157,966	$26,320	$(95,306)	$(1,332)
Cash and cash equivalents at beginning of the period	$114,508	$32,745	$367,780	$60,397
Cash and cash equivalents at end of the period	$272,474	$59,065	$272,474	$59,065

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

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company’s Form 10-K audited financial statements filed for the year ended September 30, 2016.

The interim unaudited financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Concentration of credit risk

The Company maintains its cash in bank accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

All of the Company’s accounts receivable in 2017 and 2016 are due from its principal major customer.

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

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2017, the company had cash and cash equivalents of $ 272,474.

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

As of March 31, 2017, the company has property, plant, and equipment at a net cost of $ 4,081. Depreciation expense totaled $ 1,360 for quarter ended March 31, 2017 and 2016.

Accounts Receivable

As of March 31, 2017, the Company had account receivables of $ 0.00. Management determined that no allowance for doubtful accounts was necessary based on its past collection history.

Prepaid and Deferred Expenses

As of March 31, 2017, the Company had prepaid and deferred expenses of $ 29,343. The September 30, 2016 balance consists primarily of $379,167 of deferred stock compensation which is recognized ratably over the term the services are to be performed. In November 2016, 3,000,000 common shares accounting for $300,000 of the deferred stock compensation were returned to the Company for non-performance service.

Customer Deposits

The Company received $ 11,352 from its major customer in February 2017 for an inventory order that was not shipped by the Company as of March 31, 2017. Accordingly, the entire amount of the customer deposit is shown as a current liability as of March 31, 2017. The Company has $ 17,382 customer deposits as of March 31, 2017. The Company has $ 156,030 customer deposits as of September 30, 2016.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at the lower of cost or market using the specific identification method. As of March 31, 2017 and September 30, 2016, the Company has $ 11,717 and $ 369,164 respectively, of various vegetable seeds in stock in USA. The inventories purchased from the USA were stored at the garage of Yidan Liu’s house at no charges and written agreement; and the inventories purchased from Europe were stored at the garage of Jun Huang’s house at Sweden at no charges and written agreement.

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

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss per Common Share (Continued)

The Company only issued one type of shares, i.e., common shares only. There are no other types securities were issued. Accordingly, the diluted and basics net loss per common share are the same. The three and six months weighted average shares outstanding at March 31, 2017 and 2016 was 37,731,495 and 40,731,495, respectively.

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

The Company had total revenue of $ 6,588 and $ 395,715 for the quarter ended March 31, 2017 and March 31, 2016 respectively.

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

The Company had $ 9,846 inventory as of December 31, 2016.

From the period of January 01, 2017 to March 31, 2017, the Company purchase $ 2,546 vegetable seeds from Europe suppliers; and there are $ 11,717 inventories as of March 31, 2017.

For the period ended March 31, 2017, the Company had related cost of goods sold expense and freight cost of $ 639.

As a result, a total of $ 1,314 of goods sold was recorded for the fiscal quarter ended March 31, 2017.

Operating Leases

The Company entered into a lease for its corporate offices in under terms of non-cancelable operating leases. The lease term is from March 1, 2017 through February 28, 2018 and requires a roughly $175 monthly lease payment, and this office is located at 700 Commerce Drive, STE 500, Oak Brook IL 60523, USA.

Operating Expenses

Operating expenses consists of selling, general and administrative expenses, and depreciation expense.

For the fiscal quarter ended March 31, 2017 and 2016, there was a total of $ 94,270 and $ 54,060 operating expenses, respectively.

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

The total payroll expense for the fiscal quarter ended March 31, 2017 and 2016 is $ 30,667 and $ 35,503 respectively, which included the payroll taxes to the government and the net salary to the officers and employee.

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

For the fiscal quarter ended March 31, 2017 and 2016, the Company had foreign currency translation losses of $ 107 and incomes of $210, respectively.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2017, officers and directors have been issued 30,235,000 which were based upon total outstanding shares 37,731,495.

Loans from Officers/Shareholders

As of March 31, 2017, the officers loaned $ 32,193 to the Company for purchases and operating, and marketing expenses. The outstanding balance bears no interest, is due on demand and is not the subject of a written note or agreement.

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

As of March 31,2017, there was total of 37,731,495 shares issued and outstanding.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - INCOME TAXES

The Company incurred net operating losses through March 31, 2017 of approximately $763,147.

Using a 35% statutory federal income tax rate (the Company is not subject to state income tax), the Company’s tax valuation allowance as of March 31, 2017 totals approximately $267,101. Because there is a less than 50% change that the allowance will be realized, no income tax benefit relating to the net operating losses have been reflected in these financial statements.

The Company is current in its income tax filings. Accordingly, it is subject to the normal tax regulatory audits for the last years.

NOTE F - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued on May 4, 2017 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Current Operational Activities

We expected our sales to drop this quarter due to seasonal decrease of demand. Another factor is that our US suppliers were short on a few popular items. However we have made $6,588 from our Swedish company. Meanwhile we are working closely with our buyers to position ourselves for uptick in demand next quarter.

The trials with CapGen are still progressing and the Company has placed an official production request for one of the few potential varieties. The two companies plan to meet at GapGen’s R&D facility in Spain along with other international distributors in late April to share user feedbacks, marketing strategies and R&D status.

As reported in previous filings, the Company has been trialing a soil health enhancing product in China with one local strategic partner. The test is completed however the result of performance is not as expected. We are collecting relevant data and analyzing with the local technicians and the product supplier. We need to conduct further tests once we complete the review of above mentioned test.

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

Results of Operations

For the fiscal quarter ended March 31, 2017 vs. 2016

Revenue

There was $6,588 and $395,715 revenue generated for the fiscal quarter ended March 31, 2017 and 2016 due to sales decreased.

Cost of Revenue

There was $1,314 and $359,418 cost of goods sold incurred for the fiscal quarter ended March 31, 2017 and 2016 respectively. The cost of goods sold increased due to the decreasing of revenue.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the fiscal quarter ended March 31, 2017 and 2016, there was a total of $94,270 and $54,060 operating expenses respectively. The increase was primarily in the additional of professional expenses.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter ended March 31, 2017 due to the net operation loss in the USA.

Net Loss

We incurred net income of $89,640 and $17,763 for the fiscal quarter ended March 31, 2017 and 2016.

Liquidity and Capital Resources

	At March 31	At September 30
	2017	2016

Current Ratio	5.38	3.80
Cash	$272,474	$114,508
Working Capital	$255,222	$641,166
Total Assets	$317,615	$876,684
Total Debt	$58,312	$228,716

Total Equity	$259,303	$647,968

Total Debt/Equity	0.22	0.35

_____________

* Current Ratio = Current Assets /Current Liabilities.

** Total Debt / Equity = Total Liabilities / Total Shareholders' Equity.

*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $272,474 as of March 31, 2017 and $114,508 as of September 30, 2016, and the working capital of $252,222 and $641,166 with liabilities of $58,312 and $228,716 for the same periods.

As of March 31, 2017, we have $272,474 in cash. We anticipate that we will continue to generate revenues from sales. As we anticipate an average monthly burn rate of no more than $25,000 for operations and SEC filings during the next 12 months, we believe we have sufficient cash available (assuming we collect all our existing and anticipated sales and receivables) to fund all of our operational and SEC filing needs during the next 12 months.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2017 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2017, our disclosure controls and procedures are not effective.

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

A & C United Agriculture Developing Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Yidan (Andy) Liu	May 8, 2017	/s/ Yidan (Andy) Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Yidan (Andy) Liu	Yidan (Andy) Liu	Principal Executive Officer,	May 8, 2017
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

