Form 10-Q
period 2017-06-30
A&C United Agriculture Developing Inc.
filed 2017-08-08
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

SEC File No. 333-179082

A & C United Agriculture Developing Inc.
(Exact name of registrant as specified in its charter)

Nevada	100	27-5159463
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS I.D.)

1313 N Grand Ave. #16, Walnut, California	91789
(Address of principal executive offices)	(Zip Code)

  Issuer's telephone number: 626-262-7379

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

As of June 30, 2017, there were 37,731,495 shares issued and outstanding of the registrant's common stock.

A & C United Agriculture Developing Inc. & Subsidiary

Consolidated Financial Statements

As of June 30, 2017, and 2016

A & C United Agriculture Developing Inc. & Subsidiary

CONSOLIDATED BALANCE SHEET

UNAUDITED

	June 30,	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$113,214	$114,508
Accounts receivable	210,000	6,867
Inventory	11,716	369,164
Total Current Assets	$334,930	$490,539
Other current assets:
Prepaid expense	$4,350	$379,343
Total Other Current Assets	$4,350	$379,343

Property, plant and equipment, net	$2,721	$6,802

TOTAL ASSETS	$342,001	$876,684

LIABILITIES & EQUITY
Current liabilities:
Account payable	$59,500	$31,753
Credit card payable	2,395	801
Total current liabilities	$61,895	$32,554
Other current liabilities:
Loan from shareholders	$29,178	$32,565
Accrued Expenses Liability	7,503	7,567
Unearned Income	-	156,030
Total other current liabilities	$36,681	$196,162

Total liabilities	$98,576	$228,716

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 40,731,495 in 9/30/2016 and 37,731,495 in 6/30/2017 shares issued and outstanding.	$37,732	$40,732
Paid-in capital	984,718	1,281,718
Accumulated deficit	(777,040)	(672,996)
Accumulated other comprehensive income (loss)	(1,985)	(1,486)
Total stockholders' equity	$243,425	$647,968
TOTAL LIABILITIES & EQUITY	$342,001	$876,684

The accompanying notes are an integral part of these consolidated financial statements.

A & C United Agriculture Developing Inc. & Subsidiary

CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$854,839	$1,274,622	$297,932	$331,055
Cost of Goods Sold	$712,580	$1,130,850	$231,073	$299,442
Gross Profit	$142,259	$143,772	$66,859	$31,613
Operating expenses:
Research and development	$1,404	$-	$799	$-

Selling, general and administrative expenses	$240,892	$155,117	$81,033	$57,905

Depreciation and amortization expenses	$4,081	$4,081	$1,360	$1,360
Total Operating Expenses	$246,377	$159,198	$83,192	$59,265

Operating Income (Loss)	$(104,118)	$(15,426)	$(16,333)	$(27,652)

Investment income, net	$74	$6	$25	$6
Interest Expense, net	$-	$-	$-	$-
Income (Loss) before income taxes	$(104,044)	$(15,420)	$(16,308)	$(27,646)
Income (Loss) tax expense	$-	$-	$-	$-
Net Income (Loss)	$(104,044)	$(15,420)	$(16,308)	$(27,646)

Net income (loss) per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(499)	$8	$429	$-
Other comprehensive income (loss)	$(499)	$8	$429	$-
Comprehensive Income (Loss)	$(104,543)	$(15,412)	$(15,879)	$(27,646)

The accompanying notes are an integral part of these consolidated financial statements.

A & C United Agriculture Developing Inc. & Subsidiary

STATEMENT OF STOCKHOLDERS EQUITY

For the period ended June 30, 2017

UNAUDITED

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, September 30, 2015	36,731,495	$36,732	$885,718	$(627,305)	$(1,249)	$293,896

Issuance of common stocks
for consulting service @0.1
per share on July 15, 2016	1,000,000	$1,000	$99,000			$100,000

Issuance of common stocks
for professional service @0.1
per share on July 15, 2016	1,000,000	$1,000	$99,000			$100,000

Issuance of common stocks
for director fee @0.1
per share on August 11, 2016	2,000,000	$2,000	$198,000			$200,000

Adjustment for currency rate exchange					$(237)	$(237)

Net loss for the year
ended September 30, 2016				$(45,691)		$(45,691)

Balance, September 30, 2016	40,731,495	$40,732	$1,281,718	$(672,996)	$(1,486)	$647,968

Cancelled common stocks for non-performance
of professional service @0.1
per share on November 15, 2016	(1,000,000)	$(1,000)	$(99,000)			$(100,000)

Cancelled common stocks for
non-performance of director service @0.1
per share on November 15, 2016	(2,000,000)	$(2,000)	$(198,000)			$(200,000)

Adjustment for currency rate exchange					$(499)	$(499)

Net loss for the period
ended June 30, 2017				$(104,044)		$(104,044)

Balance, June 30, 2017	37,731,495	$37,732	$984,718	$(777,040)	$(1,985)	$243,425

The accompanying notes are an integral part of these consolidated financial statements.

A & C United Agriculture Developing Inc

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Operating Activities:
Net income (loss)	$(104,044)	$(15,420)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-
Non-cash portion of share based consulting fee expense	-	-
Depreciation expenses	4,081	4,081
Deferred interest expense	-	-
Inventory	357,448	246,963
Accounts receivable	(203,133)	(388,752)
Prepaid expense	74,993	-
Accrued expense	(64)	6,233
Account payable	27,747	124,614
Unearned Income	(156,030)	6,031
Credit card payable	1,594	(2,635)
Net cash provided by operating activities	$2,592	$(18,885)

Investing Activities:
Purchase of property, plant and equipment	-	-
Net cash provided by investing activities	$-	$-

Financing Activities:
Loan from shareholders	$(3,387)	$13,362
Long term loans	-	-
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	$(3,387)	$13,362

Effect of Exchange Rate on Cash	$(499)	$8
Net increase (decrease) in cash and cash equivalents	$(1,294)	$(5,515)
Cash and cash equivalents at beginning of the period	$114,508	$32,745
Cash and cash equivalents at end of the period	$113,214	$27,230

The accompanying notes are an integral part of these consolidated financial statements.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BUSINESS DESCRIPTION

A & C United Agriculture Developing Inc., or the “Company,” is a Nevada corporation formed on February 7, 2011. Our current principal executive office is located at 1313 N Grand Ave. #16, Walnut, CA 91789. Tel: 626-262-7379.

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

The interim unaudited financial statements present the balance sheet, statements of operations and cash flows A & C United Agriculture Developing Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2017, the company had cash and cash equivalents of $ 113,214.

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

As of June 30, 2017, the company has property, plant, and equipment at a net cost of $ 2,721. Depreciation expense totaled $ 1,360 for quarter ended June 30, 2017 and 2016.

Accounts Receivable

As of June 30, 2017, the Company had account receivables of $ 210,000. Management determined that no allowance for doubtful accounts was necessary based on its past collection history.

Prepaid and Deferred Expenses

As of June 30, 2017, the Company had prepaid and deferred expenses of $ 4,350. The September 30, 2016 balance consists primarily of $379,167 of deferred stock compensation which is recognized ratably over the term the services are to be performed. In November 2016, 3,000,000 common shares accounting for $300,000 of the deferred stock compensation were returned to the Company for non-performance service.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at the lower of cost or market using the specific identification method. As of June 30, 2017, and September 30, 2016, the Company has $ 11,716 and $ 369,164 respectively, of various vegetable seeds in stock in USA. The inventories purchased from the USA were stored at the garage Yidan Liu’s, a former officer at no charges and written agreement; and the inventories purchased from Europe were of stored at the garage of Jun Huang’s, a former officer at Sweden at no charges and written agreement.

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

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss per Common Share (Continued)

The Company only issued one type of shares, i.e., common shares only. There are no other types securities were issued. Accordingly, the diluted and basics net loss per common share are the same. The three and nine months weighted average shares outstanding at June 30, 2017 and 2016 was 37,731,495 and 40,731,495, respectively.

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

The Company had total revenue of $ 297,932 and $ 331,055 for the quarter ended June 30, 2017 and June 30, 2016 respectively.

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

The Company had $ 11,717 inventory as of March 31, 2017.

From the period of April 01, 2017 to June 30, 2017, the Company purchase $ 240,820 vegetable seeds from US and Europe suppliers; and there are $ 11,716 inventories as of June 30, 2017.

For the period ended June 30, 2017, the Company had related cost of goods sold expense and freight cost of $ 9,753, and purchase discount of $ 19,500.

As a result, a total of $ 231,073 of goods sold was recorded for the fiscal quarter ended June 30, 2017.

Operating Leases

The Company entered into a lease for its corporate offices in under terms of an operating lease. The lease term is from March 1, 2017 through February 28, 2018 and requires a roughly $175 monthly lease payment, and this office is located at 700 Commerce Drive, STE 500, Oak Brook IL 60523,

Operating Expenses

Operating expenses consists of selling, general and administrative expenses, and depreciation expense.

For the fiscal quarter ended June 30, 2017 and 2016, there was a total of $ 83,192 and $ 59,265 operating expenses, respectively.

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

The total payroll expense for the fiscal quarter ended June 30, 2017 and 2016 is $ 31,013 and $ 34,459 respectively, which included the payroll taxes to the government and the net salary to the officers and employee.

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

For the fiscal quarter ended June 30, 2017 and 2016, the Company had foreign currency translation income of $ 429 and $ 0.00, respectively.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Loans from Officers/Shareholders

As of June 30, 2017, Yidan Liu and Jun Huang, the prior officers of the Company, loaned $ 29,178 to the Company for purchases and operating, and marketing expenses. The outstanding balance bears no interest, is due on demand and is not the subject of a written note or agreement.

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

On November 15, 2016, the Company and ChineseInvestors.Com terminated the professional consulting agreement which was signed on July 15, 2016. The 1,000,000 shares at value of $100,000 was cancelled and returned to the Company.

On November 15, 2016, the Company and Wei Wang terminated the Executive Director Appointment Agreement which was signed on August 11, 2016. The 2,000,000 shares at value of $200,000 was cancelled and returned to the Company.

As of June 30, 2017, there was total of 37,731,495 shares issued and outstanding.

A & C UNITED AGRICULTURE DEVELOPING INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - INCOME TAXES

The Company incurred net operating losses through June 30, 2017 of approximately $779,025.

Using a 35% statutory federal income tax rate (the Company is not subject to state income tax), the Company’s tax valuation allowance as of June 30, 2017 totals approximately $272,659. Because there is a less than 50% change that the allowance will be realized, no income tax benefit relating to the net operating losses have been reflected in these financial statements.

The Company is current in its income tax filings. Accordingly, it is subject to the normal tax regulatory audits for the last years.

NOTE F - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued on August 01, 2017 and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE G - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern. These adverse conditions are negative financial trends, specifically recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company generated certain profits during the three months ended June 30, 2017, however, the amount is not sufficient to cover its operating expenses. On June 19, 2017, the Company's prior majority shareholders, Yidan (Andy) Liu and Jun (Charlie) Huang, transferred 22,640,000 of their common stock, representing about 60% of the total outstanding common shares of the Company, to Mr. Chin Kha Foo, the current President and director of the Company. The Company plans to raise capital through financings from our new President to support the Company's normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

Current Operational Activities

Our US company generated $261,430 revenue during this reporting quarter and $ 36,502 from Swedish company.

The trials with CapGen are still progressing and we met with GapGen at its R&D facility in Spain along with other international distributors in late April and shared user feedbacks, marketing strategies and R&D status.

As reported in previous filings, the Company has been trialing a soil health enhancing product in China with one local strategic partner. The test was completed but the result of performance is not as expected. We are collecting relevant data and analyzing with the local technicians and the product supplier. We need to conduct further tests once we complete the review of above mentioned test.

During the next 12 months, we anticipate to continue our efforts to raise capital through follow up meetings with potential investors, although there is no assurance we will raise capital from any of them as we have no contracts, agreements or commitments from this or other funding sources.

Results of Operations

For the fiscal quarter ended June 30, 2017 vs. 2016

Revenue

There was $ 297,932 and $ 331,055 revenue generated for the fiscal quarter ended June 30, 2017 and 2016. The decrease was mainly attributable to the sales decreased.

Cost of Revenue

There was $ 231,073 and $ 299,442 cost of goods sold incurred for the fiscal quarter ended June 30, 2017 and 2016 respectively. The decrease was mainly due to the revenue decreasing from sales.

Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the fiscal quarter ended June 30, 2017 and 2016, there was a total of $ 83,192 and $59,265 operating expenses respectively. The increase was primarily due to the increasing of professional expenses.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter ended June 30, 2017 due to the net operation loss in the USA.

Net Loss

We incurred net loss of $ 16,308 and $27,646 for the fiscal quarter ended June 30, 2017 and 2016.

Liquidity and Capital Resources

	At June 30,	At September 30,
	2017	2016

Current Ratio	3.44	3.80
Cash	$113,214	$114,508
Working Capital	$240,704	$641,166
Total Assets	$342,001	$876,684
Total Debt	$98,576	$228,716

Total Equity	$243,425	$647,968

Total Debt/Equity	0.40	0.35

_____________

* Current Ratio = Current Assets /Current Liabilities.

** Total Debt / Equity = Total Liabilities / Total Shareholders' Equity.

*** Working Capital = Current Assets - Current Liabilities.

The Company had cash and cash equivalents of $ 113,214 as of June 30, 2017 and $114,508 as of September 30, 2016, and the working capital of $240,704 and $641,166 with liabilities of $ 98,576 and $228,716 for the same periods.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2017 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2017, our disclosure controls and procedures were not effective.

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

Not Applicable

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

A & C United Agriculture Developing Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Chin Kha Foo	August 8, 2017	/s/ Chin Kha Foo

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Chin Kha Foo	Chin Kha Foo	Principal Executive Officer,	August 8, 2017
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

