Form 10-K
period 2017-09-30
Velt International Group Inc.
filed 2017-12-29
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

Commission File Number: 333-179082

VELT INTERNATIONAL GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-5159463
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1313 N. Grand Ave., #16 Walnut, California	91789
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (626) 262-7379

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $2,740,615 based on the closing price of $0.18 per share on December 28, 2017, as reported on the over-the-counter bulletin board.

There were 37,731,495 shares of issuer’s Common Stock outstanding as of December 28, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K , the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Velt International Group Inc. (hereinafter referred to as "we," "us," "our," "our Company" or "Velt") expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management's own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data are subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

ITEM 1. BUSINESS.

History and Overview

Velt International Group Inc. (formerly A & C United Agriculture Developing Inc., or “Velt” or the “Company”) is a Nevada corporation formed on February 7, 2011. Our current principal executive office is located at 1313 N. Grand Ave. #16, Walnut, CA 91789. Tel: 626-262-7379.

On March 13, 2017, Yidan (Andy) Liu and Jun (Charlie) Huang, the principal stockholders of the Company (“Sellers”), entered into a Stock Purchase Agreement (the “Agreement”) with Chin Kha Foo, the assignee of Choa-Jung Lee, and his assigns (the “Buyers”), pursuant to which, among other things, Sellers agreed to sell to the Buyers, and the Buyers agreed to purchase from Sellers, a total of 24,000,000 shares of Common Stock of the Company of record and beneficially by Sellers (the “Purchased Shares”). The Purchased Shares represented approximately 64% of the Company’s issued and outstanding shares of Common Stock, resulting in a change of the control of the Company.

In addition to the U.S. operation, the Company established a subsidiary A & C Agriculture Developing (Europe) AB (“A&C Europe” or the “Subsidiary”) in Stockholm, Sweden on October 24, 2013, which is located at Gamla Sodertaljevagen 134A, 141 70 Segeltorp, Sweden. On August 5, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) to sell of its equity interest in A & C Europe.

Prior to the change of control, the Company’s long-term goal was focus on solving some of the major challenges in China, such as pollution and food safety issues for the general public, as well as raising funds to grow the business. The Company believes that the best solution is to integrate and manage all links along the food production chain – seeds, farming, processing.

The Company recently set up a completed and mature mobile app system which supports third party payment function, online booking and other management functions. This mobile app allows users to get special discounts when the users purchase from merchants listed in the app via cash purchase, online payment systems such as Alipay, Wechat, paypal, visa, mastercard, UnionPay and so forth.

The app will rely on big data management to create a large consumer base that will mostly connect with traditional retailers and some of the online stores. Although Internet consumption is very popular at present, it is still recognized that traditional offline businesses continues to have a very large market demand. This is because the traditional offline stores can directly bring visual senses to the customers, and stimulate customer desires as well as consumer confidences.

The Company will be also focus on other revenue generated businesses in the year of 2018 which could potentially increase the profits of the Company.

During the next 12 months, we anticipate continuing our efforts to raise capital through follow up meetings with potential investors, although there is no assurance we will raise capital from any of them as we have no contracts, agreements or commitments from this or other funding sources.

Recent Developments

On December 6, 2017, the Company entered into a Mobile Application Development and Maintenance Agreement (the “Mobile Agreement”), pursuant to which, the Company will develop and design a mobile application (the “App”) for a third party Hong Kong company. Velt will develop the App’s interface and functions, including the App’s ability to book airline ticket, train ticket and taxi cabs, and to play online games, to facilitate payments for utilities and other services, and to facilitate shipping services and so forth.

Products and Services

Our current product and service will be focus on the app system development and application. Meanwhile, we will also search for different business opportunities to be acquired by the Company.

We will continue to improve our app system in order to expand our customer base. The potential customer resource of our app system will be mainly from enterprise customers that will use our app system to serve their end-users.

Strategy

Our strategy is to target the small to medium-sized business market that will utilize our app system to serve their customer database. Except to build up a customized app system for our enterprise customers, we will also help our customers to improve and maintain the customized app system. We hope this one-stop service to will better serve our potential enterprise customers.

Competitive Conditions

The app services industry is highly competitive, rapidly evolving and subject to constant technological change and intense marketing by providers with similar products and services.

 Most of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies that could hinder our ability to market our services. We believe that our key competitive advantages are our ability to deliver reliable, high quality service in a cost-effective manner. We cannot provide assurances, however, that these advantages will enable us to succeed against comparable service offerings from our competitors.

Employees

As of September 30, 2017, we had 3 employees, all of whom performed operational, technical and administrative functions. No payroll will be paid to the employees before the Company generates net profits. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

ITEM 1A. RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2. PROPERTIES.

Our executive office address is located at 1313 N. Grand, #16, Walnut California. The lease for this facility is on a month to month basis. We pay the rent of $250.00 currently and we expect to rent another physical office in the upcoming year 2018. We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board (“OTCQB”) under the symbol “VIGC”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years, as reported by Bloomberg, LP. Price quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2016	Low	High
First Quarter	$0.05	$0.25
Second Quarter	$0.05	$0.25
Third Quarter	$0.05	$0.25
Fourth Quarter	$0.05	$0.25

Fiscal 2017	Low	High
First Quarter	$0.05	$0.25
Second Quarter	$0.07	$0.10
Third Quarter	$0.01	$0.07
Fourth Quarter	$0.02	$0.30

Fiscal 2018	Low	High
First Quarter-thru December 28, 2017	$0.05	$0.30

Penny Stock Considerations

The trading of our common stock is deemed to be "penny stock" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

•

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Common Stock Currently Outstanding

As of December 28, 2017, 37,731,495 shares were issued and outstanding.

Holders

As of the date of this Report, we had about 135 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited financial statements.

Transfer Agent

West Coast Stock Transfer Inc. located at 721 N. Vulcan Ave. Ste. 205 Encinitas, CA 92024 is the registrar and transfer agent for our common stock.

Issuer Purchases of Equity Securities

None.

Additional Information

Copies of our annual reports on Form 10−K, quarterly reports on Form 10−Q, current reports on Form 8−K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report contains “forward-looking statements” that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend,” or words of similar import. Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties and actual results may be materially different than our expectations.

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

Overview

Velt International Group Inc. (formerly A & C United Agriculture Developing Inc., or “Velt” or the “Company”) is a Nevada corporation formed on February 7, 2011. Our current principal executive office is located at 1313 N. Grand Ave. #16, Walnut, CA 91789. Tel: 626-262-7379.

On March 13, 2017, Yidan (Andy) Liu and Jun (Charlie) Huang, the principal stockholders of the Company (“Sellers”), entered into a Stock Purchase Agreement (the “Agreement”) with Chin Kha Foo, the assignee of Choa-Jung Lee, and his assigns (the “Buyers”), pursuant to which, among other things, Sellers agreed to sell to the Buyers, and the Buyers agreed to purchase from Sellers, a total of 24,000,000 shares of common stock of the Company of record and beneficially by Sellers (the “Purchased Shares”). The Purchased Shares represented approximately 64% of the Company’s issued and outstanding shares of common stock, resulting in a change of the control of the Company.

In addition to the U.S. operation, the Company established a subsidiary A & C Agriculture Developing (Europe) AB (“A&C Europe” or the “Subsidiary”) in Stockholm, Sweden on October 24, 2013, which is located at Gamla Sodertaljevagen 134A, 141 70 Segeltorp, Sweden. On August 5, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) to sell its equity interest in A & C Europe to its former officer. Although the sale was not arms-length, the Board believes the purchase price was reasonable and that it was at a price no less than it would receive from an independent third party.

Prior to the change of control, the Company’s long-term goal was focus on solving some of the major challenges in China, such as pollution and food safety issues for the general public, as well as raising funds to grow the business. The Company believes that the best solution is to integrate and manage all links along the food production chain – seeds, farming, processing.

On December 6, 2017, the Company entered into a Mobile Application Development and Maintenance Agreement (the “Mobile Agreement”), pursuant to which, the Company will develop and design a mobile application (the “App”) for a third party company in Hong Kong. Velt will develop the App’s interface and functions, including the App’s ability to book airline ticket, train ticket and taxi cabs, and to play online games, to facilitate payments for utilities and other services, and to facilitate shipping services and so forth.

The Company will be also focus on other revenue generated businesses in the year of 2018 which could potentially increase the profits of the Company.

Results of Operations

For the fiscal year ended September 30, 2017 and 2016

Revenue

There were revenues of $657,839 and $1,276,883 generated for the years ended September 30, 2017 and 2016, respectively, which showed a decrease of 48% for the year-end 2017. The decrease was attributable to the intentions to expand other business lines due to the change of control of the Company and a slowdown in the Company’s seed business.

Cost of Goods Sold

There were $745,652 and $1,106,617 cost of goods sold incurred for the years ended September 30, 2017 and 2016, respectively. The cost of goods sold decreased due to the decrease of overall sales.

For the years ended September 30, 2017 and 2016, the Company recorded inventory write-downs of approximately $218,046 and $0, respectively.

Operating Expense

Our operating expenses consist of research and development, selling, general and administrative expenses and depreciation expense.

For the years ended September 30, 2017 and 2016, there were a total of $296,178 and $215,979 in operating expenses, respectively. The increase for the year-ended 2017 was primarily due to increase of professional expense and legal fee, for the change of control of the Company and the sale of its Subsidiary.

 Net Loss

We incurred net losses of $385,097 and $45,691 for the years ended September 30, 2017 and 2016, respectively. The decrease was attributable to the decrease in total revenues.

Taxation

On December 22, 2017, the United States Congress and the Administration have approved a bill reforming the US corporate income tax code which will reduce corporate tax rate from 35% to 21%. The rate reduction would generally take effect on January 1, 2018. The carrying value of our deferred tax assets is also determined by the enacted US corporate income tax rate. Consequently, any changes in the US corporate income tax rate will impact the carrying value of our deferred tax assets. Under new corporate income tax rate 21%, deferred income tax assets will decrease by $87,773 and valuation allowance will decrease by $87,773. The net effect of the tax reform enactment on financial statements is $nil as of September 30, 2017.

Equity and Capital Resources

We have incurred losses for the years ended September 30, 2017 and had an accumulated deficit of $1,058,093 as of September 30, 2017. As of September 30, 2017, we had cash of $50,515 and a negative working capital of $35,643, compared to cash of $114,508 and a working capital of $641,166 at September 30, 2016. The decrease in the working capital was primarily due to decrease in revenue.

We had no material commitments for capital expenditures as of September 30, 2017. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts,

•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,

•

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and

•

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

 Consolidated Financial Statements

 As of September 30 2017 and 2016

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

/s/ DE LEON & COMPANY, P.A.

Pembroke Pines, Florida

February 2, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Velt International Group Inc.

We have audited the accompanying consolidated balance sheet of Velt International Group Inc. and subsidiary (the “Company”) as of September 30, 2017 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, accumulated deficit and other adverse key financial ratios which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Simon & Edward, LLP

Los Angeles, California

December 29, 2017

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY (formerly A & C United Agriculture Developing Inc.)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$50,515	$114,508
Accounts receivable	-	6,867
Inventory	-	369,164
Prepaid expenses	-	379,343

Total Current Assets	$50,515	$869,882

Property, plant and equipment, net	-	6,802

TOTAL ASSETS	$50,515	$876,684

LIABILITIES AND STOOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Account payable	$-	$31,753
Credit card payable	-	801
Loan from shareholders	86,158	32,565
Customer deposits	-	156,030
Accrued expenses liability	-	7,567
Total Current Liabilities	$86,158	$228,716

TOTAL LIABILITIES	$86,158	$228,716

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 500,000,000 shares authorized; 37,731,495 and 40,731,495 shares issued and outstanding as of September 30, 2017 and 2016, respectively	$37,732	$40,732
Additional paid-in capital	984,718	1,281,718
Accumulated deficit	(1,058,093)	(672,996)
Accumulated other comprehensive loss	-	(1,486)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(35,643)	$647,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$50,515	$876,684

The accompanying notes are an integral part of these consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended September 30,
	2017	2016

Revenues	$657,839	$1,276,883
Cost of goods sold	745,652	1,106,617
Gross profit	(87,813)	170,266
Operating expenses:

Research and development	1,404	5,564

Selling, general and administrative	289,333	204,974

Depreciation expenses	5,441	5,441
Total Operating Expenses	296,178	215,979

Loss from operations	(383,991)	(45,713)

Gain on sale of subsidiary	147	-
Other income (loss), net	(1,253)	22

Loss before income taxes	(385,097)	(45,691)
Income tax expense	-	-
Net loss	$(385,097)	$(45,691)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	1,486	(237)
Other comprehensive income (loss)	1,486	(237)
Comprehensive Loss	$(383,611)	$(45,928)

Weighted average shares, basic and diluted	37,731,495	37,438,344

Net loss per common share, basic and diluted	$(0.01)	$-

The accompanying notes are an integral part of these consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY (formerly A & C United Agriculture Developing Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance as of September 30, 2015	36,731,495	$36,732	$885,718	$(627,305)	$(1,249)	$293,896

Issuance of common stocks under equity based compensation plans	4,000,000	4,000	396,000	-	-	400,000

Foreign translation loss	-	-	-	-	(237)	(237)

Net loss	-	-	-	(45,691)	-	(45,691)

Balance as of September 30, 2016	40,731,495	$40,732	$1,281,718	$(672,996)	$(1,486)	$647,968

Cancellation of common stocks under equity based compensation plans	(3,000,000)	(3,000)	(297,000)	-	-	(300,000)

Sale of subsidiary	-	-	-	-	1,486	1,486

Net loss	-	-	-	(385,097)	-	(385,097)

Balance as of September 30, 2017	37,731,495	$37,732	$984,718	$(1,058,093)	$-	$(35,643)

The accompanying notes are an integral part of these consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2017	2016

Operating Activities:
Net loss	$(385,097)	$(45,691)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of subsidiary	(147)	-
Non-cash portion of share based consulting fee expense	79,167	20,833
Depreciation expenses	5,441	5,441
Inventory	369,164	(89,251)
Accounts receivable	6,867	34,933
Prepaid expenses	176	(7)
Customer deposits	(156,030)	156,030
Accrued liability	(7,567)	5,772
Account payable	(31,753)	10,253
Credit card payable	(801)	(2,404)
Net cash (used in) provided by operating activities	(120,580)	95,909

Investing Activities:
Disposal of subsidiary, net of cash disposed of	1,634	-
Proceeds from sale of fixed asset	1,360	-
Net cash provided by investing activities	2,994	-

Financing Activities:
Loan from shareholder	123,770	(13,909)
Repayment to shareholder	(70,177)	-
Net cash provided by (used in) financing activities	53,593	(13,909)

Effect of Currency on Cash	-	(237)
Net increase (decrease) in cash and cash equivalents	(63,993)	81,763
Cash and cash equivalents at beginning of the year	114,508	32,745
Cash and cash equivalents at end of year	$50,515	$114,508
SUPPLEMENTAL DISCLOSURE:
Interest Paid	$-	$-
Income Tax Paid	$-	$-
NON CASH TRANSACTIONS:
Shares issuance under equity based compensation plan	$-	$400,000
Cancellation of shares issuance	$300,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION

Velt International Group INC. (formerly A & C United Agriculture Developing Inc., or “Velt” or the “Company”) is a Nevada corporation formed on February 7, 2011. Our current principal executive office is located at 1313 N. Grand Ave. #16, Walnut, CA 91789. Tel: 626-262-7379. The Company's common stock are currently traded on the Over the Counter Bulletin Board ("OTCQB") under the symbol "VIGC”.

In addition to the U.S. operation, the Company established a subsidiary A & C Agriculture Developing (Europe) AB (“A&C Europe” or the “Subsidiary”) in Stockholm, Sweden on October 24, 2013, which is located at Gamla Sodertaljevagen 134A, 141 70 Segeltorp, Sweden. On August 5, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) to sell its equity interest in A & C Europe. See Note 8 for further discussion of the sale.

The Company has started to set up a completed and mature mobile application system (the “mobile app”) which supports third party payment function, online booking and other management functions. This mobile app allows users to get special discounts when the users purchase from merchants listed in the app via cash purchase, online payment systems such as Alipay, Wechat, paypal, visa, mastercard, UnionPay and so forth and will rely on big data management to create a large consumer base that will mostly connect with traditional retailers and some of the online stores.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains its cash in bank accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash in bank.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2017 and 2016, the Company had cash in bank of $ 50,515 and $114,508, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated on a straight line basis over the estimated useful lives of the assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are expensed to operations while major repairs are capitalized.

Inventory

The inventory was valued at the lower of cost or market using the specific identification method. As of September 30, 2017 and 2016, the Company has $ 0 and $369,164, respectively, of various vegetable seeds in stock in USA. The inventories purchased from the USA were stored at the garage of Yidan Liu’s house at no charges and written agreement; and the inventories purchased from Europe were stored at the garage of Jun Huang’s house at Sweden at no charges and written agreement.

For the years ended September 30, 2017 and 2016, the Company recorded inventory write-down approximately in the amount of $218,046 and $0, respectively.

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method and evaluate the measurement date of shares issued for services depending on the earlier of the following dates:

a. The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment)

b. The date at which the counterparty’s performance is complete.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss per Common Share

The Company computes per share amounts in accordance with ASC 260, Earnings per Share (EPS). ASC 260 requires presentation of basis and diluted EPS. Basic EPS is computed by dividing the income (loss) available to stockholders of common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding during the periods.

The Company only issued one type of shares, i.e., common shares and does not have any potentially dilutive instrument as of September 30, 2017 and 2016.

Revenue Recognition

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

The Company had total revenue of $657,839 and $ 1,276,883 for the years ended September 30, 2017 and 2016, respectively. For the year ended September 30, 2016, approximately 96% of sales were to one customer. For the year ended September 30, 2017, the Company’s largest two customers provided with approximately 77% of sales.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company had $nil and $369,164 inventory as of September 30, 2017 and 2016, respectively.

For the period from October 1, 2016 to September 30, 2017, the Company purchased $389,915 vegetable seeds from US suppliers and Europe suppliers; and there are $0 inventories as of September 30, 2017. For the period of October 01, 2015 to September 30, 2016, the Company purchase $1,225,055 vegetable seeds from US suppliers and Europe suppliers; and there are $369,164 inventories as of September 30, 2016.

For the year ended September 30, 2017, the Company had related cost of goods sold expense and freight cost of $17,817, and have purchase discount of $31,244.

As a result, a total of $745,652 cost of goods sold was recorded for the year ended September 30, 2017; and $1,106,617 cost of goods sold was recorded for the year ended September 30, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Management believes that none of the recently issued accounting pronouncements will have a material impact on the financial statements.

Comprehensive Income

The company’s comprehensive income is comprised of net income and foreign currency translation adjustments.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which could result in a loss to the Company which will be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies arising from legal proceedings pending against the Company or unasserted claims that may rise from such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable a material loss will be incurred and the amount of the loss can be reasonably estimated, then the estimated loss is accrued in the Company’s financial statements. If the assessment indicates a material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Going Concern Assessment

Pursuant to ASC 205-40-50, The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern. These adverse conditions are negative financial trends, specifically recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company generated certain revenues during the twelve months ended September 30, 2017, however, the amount is not sufficient to cover its operating expenses. On June 19, 2017, the Company's prior majority shareholders, Yidan (Andy) Liu and Jun (Charlie) Huang, transferred 22,640,000 of their common stock, representing about 60% of the total outstanding common shares of the Company, to Mr. Chin Kha Foo, the current President and sole director of the Company. The Company plans to loan from our new President to support the Company's normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company has determined the United States dollars (USD) to be its functional currency of the Company and Swedish Krona (SEK) to be its functional currency in European business. Assets and liabilities were translated to USD using the rate of exchange prevailing at the balance sheet date. Statements of operations and cash flows amounts were translated to USD using the first date of each month during the year. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

NOTE 3 – RELATED PARTY TRANSACTIONS

Loans from Shareholders

As of September 30, 2017 and 2016, the shareholders loaned $86,158 and $32,565, respectively, to the Company for purchases and operating, and marketing expenses. The outstanding balance bears no interest, is due on demand and is not the subject of a written note or agreement.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation of the Company, the Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001. The outstanding and issued shares for the year ended September 30, 2017 and 2016 were 37,731,495 and 40,731,495.

On June 19, 2017, connection with the closing of a Securities Purchase Agreement (the “SPA”) dated March 13, 2017 between Yidan (Andy) Liu and Jun (Charlie) Huang the prior principal shareholders of the Company (“Sellers”) and Chin Kha Foo, the assignee of Choa-Jung Lee, and his assigns (the “Buyers”). Mr. Foo became the principal shareholder of the Company, owning 60%, or 22,640,000 of the Company’s issued and outstanding shares.

Equity-based Compensation Plans

On February 1, 2015, 60,000 shares were issued to Michael Williams for legal services of $6,000 at $0.10 per share.

On February 2, 2015, 60,000 shares were issued to Globex Transfer LLC for DTC professional services of $6,000 at $0.10 per share.

On July 15, 2016, 1,000,000 shares were issued to Speedlight Consulting Service Inc for consulting services of $100,000 at $0.10 per share.

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

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

NOTE 5 – PREPAID EXPENSES

As of September 30, 2017 and 2016, the Company had prepaid expenses of $nil and $379,343, respectively. The balance as of September 30, 2016 consists of $379,167 of stock compensation which is recognized ratably over the term the services to be performed. In November 2016, 3,000,000 common shares of the stock compensation were cancelled and returned to the Company. Please see Note 4 – Stockholders’ Equity for detail.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of a passenger vehicle which is depreciated over 5 years. On December 5, 2012, the Company purchased a passenger vehicle with a total amount of $27,206.

On September 27, 2017, the Company sold its passenger vehicle in a consideration of $1,360.

As of September 30, 2017 and 2016, the Company has property, plant, and equipment at a cost of $nil and $27,206, respectively. Depreciation expense totaled $5,441 for years 2017 and 2016.

As of September 30, 2017 and 2016, the Company had accumulated depreciation $nil and $20,404, respectively.

NOTE 7 – INCOME TAXES

The Company provides for income taxes under ASC 740 “Income Taxes”, ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the United States. The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance. For the year ended September 30, 2017, the Company has incurred a net loss of approximately $383,000. Net Operating Loss (“NOL”) carry forwards of approximately $664,000 will expire, if not utilized, through 2037. The deferred tax asset has been off-set by an equal valuation allowance.

	As of September 30,
	2017	2016
Deferred tax asset, generated from net operating loss at statutory rates (35%)	$247,720	$99,959
Valuation allowance	(247,720)	(99,959)
Net deferred tax asset	$-	$-

The United States Congress and the Administration have approved an interest in reforming the US corporate income tax code on December 20, 2017. which will reduce corporate tax rate from 35% to 21%. The rate reduction would generally take effect on January 1, 2018. The carrying value of the Company’s deferred tax assets is also determined by the enacted US corporate income tax rate. Consequently, any changes in the US corporate income tax rate will cause an impact the carrying value of the Company’s deferred tax assets. Under new corporate income tax rate 21%, deferred income tax assets will decrease by $87,773 and valuation allowance will decrease by $87,773. As a result, the net effect of the tax reform enactment on financial statements is $nil as of September 30, 2017.

NOTE 8 – DISPOSAL OF SUBSIDIARY

On August 5, 2017, the Company and Weijia Li (the “Buyer), the current President of A & C Europe, entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Company sold all of its equity interest in A & C Europe.

Under the terms of the SPA the Company transferred its ownership of all of the issued and outstanding equity securities of A & C Europe, at the closing date, in exchange for (i) $1.00; (ii) assumption of all liabilities of A & C Europe by Buyer, except for the loan amount of $77,772 that A & C Europe used for normal business operations and owed to the Company prior to Closing and (iii) the indemnification by Buyer as set forth in Agreement. The disposal resulted in a gain of $147 which was reported as “gain on sale of subsidiary” included in the consolidated statements of operations for the year ended September 30, 2017.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of September 30, 2017.

NOTE 10 – SUBSEQUENT EVENTS

Except for the following events, the Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determine that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

•	On December 6, 2017, the Company signed a "Mobile Application Development and Maintenance Agreement" (the "App Agreement") with a third party company in Hong Kong, to serve as an independent contractor for the purpose of designing and developing a mobile application (the "App") for the Hong Kong company. Under the terms of the App Agreement, the Company will develop the App with features such as booking tickets and hotels, playing online games, facilitating payments for utilities and other services, providing shipping services and so forth, and the Company will also provide maintenance services in the App for the Hong Kong company after the App goes live.

•

On December 20, 2017, the United States Congress and the Administration have approved a tax reform bill which includes a tax reduction of corporate tax rate from 35% to 21% and will take effect on January 1, 2018. The tax reduction will decrease the Company’s deferred income tax assets by $87,773 and valuation allowance by $87,773; as a result, the net effect of the tax reform enactment on financial statements is $nil as of September 30, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on its evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2017 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis

The material weaknesses relate to the following:

1. Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public Company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP, in addition to the small size of the staff. This weakness is mainly due to our CEO and CFO being the same person.

2. Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function. This weakness is also attribute to our CEO and CFO being the same person.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the year ended September 30, 2017, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of September 30, 2017.

Name	Age	Position Held	Held Office Since
Chin Kha Foo	43	President/CEO/CFO and Director	2017
Liew Meng Leong	39	Director	2017
Yong Kaa Ming	22	Secretary	2017

The directors will serve until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is information concerning the business backgrounds of Mr. Chin.

Chin Kha Foo was born in Sarawak, Malaysia. He has served as an operating manager in Singapore Airlines SATS from 1994 to 2006. His duties included operating management, employee training and schedule arrangement. Since 2008 he has served as sales adviser and marketing manager for OTS Group, a Malaysian company engaged in the business of life insurance. His duties included business development and service quality control. In 1992, Mr. Foo graduated from SMK Sungai Tapang Kuching Sarawak, Malaysia.

Liew Meng Leong has over 10 years of management experiences in the fields of business development and strategy plan. From May, 2013 until July, 2016, Mr. Liew was the president of Yee Koo Hardware Trading and from August, 2007 until April, 2013, he was the president for Golden Dynasty SND BHD. From April, 2001 until June, 2007, he was the engineering assistant on Asahi Denka (Singapore). Mr. Liew graduated with a Diploma degree from College Linton where he majored in Electrical and Electronics Engineering.

Yong Kaa Ming has over 5 years of sales management experiences in retail industry. From February, 2015 until September, 2016, he was the sales manager for CHIN TEOW HIN SDN BHD. From January, 2013 until February, 2015, he was the sales executive of SKAWAN SDN BHD.

ITEM 11. EXECUTIVE COMPENSATION.

The compensation programs presently in effect with respect to the Chief Executive Officer, Chief Financial Officer and Chairman of the Board were established by the Board of Directors.

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Management Compensation

Name and Fiscal Year Ended September 30, 2017 and 2016	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chin Kha Foo FY 2017 (1)	0	0	0	0	0	0	0
Yidan (Andy) Liu FY 2017(2)	45,000	0	0	0	0	0	45,000
FY 2016	60,000	0	0	0	0	0	60,000

_______

(1)	Mr. Foo was appointed a Director and President/CEO/CFO on July 2, 2017.
(2)	Mr. Liu resigned as a Director and officer of the Company effective July 2, 2017.

Compensation of Directors

Each Director that is not an officer is reimbursed the reasonable out-of-pocket expenses in connection with their travel to attend meetings of the Board of Directors.

The following table summarizes the compensation paid to our directors for the fiscal year ended September 30, 2017:

Name and Fiscal Year Ended September 30, 2017	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chin Kha Foo FY 2017 (1)	0	0	0	0	0	0	0
Liew Meng Leong FY 2017 (2)	0	0	0	0	0	0	0

_______

(1)	Mr. Chin was appointed a Director and President/CEO/CFO on July 2, 2017.
(2)	Mr. Liew was appointed a Director on July 26, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of the Record Date with respect to the beneficial ownership of Common Stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock after the Closing Date (ii) our current directors, (iii) each person who will become a director on or after the tenth day following our mailing of this Information Statement, (iv) each of newly named executive officers and (v) all of our newly named executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock that are shown as beneficially owned by them. In computing the number of shares of Common Stock owned by a person and the percentage ownership of that person, any such shares subject to options and warrants held by that person that are exercisable as of the Record Date or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person. The percent of class is based on 37,731,495 shares of common stock issued and outstanding as of the date of this report. Unless otherwise indicated, the mailing address of each individual is c/o Velt International Group Inc., 1313 N. Grand Ave., #16, Walnut, California

Name	Number of Shares of Common stock	Percentage

Yidan (Andy) Liu [1]	2,510,000	7%

Jiwen Zhang [1]	2,510,000	7%

Jun (Charlie) Huang	2,500,000	7%

Chin Kha Foo	22,640,000	60%

_______

[1]	Includes 10,000 shares owned by Jiwen Zhang, wife of Mr. Liu.

Certain Relationships and Related Party Transactions

Legal Proceedings

The Company is not aware of any legal proceedings in which any director, officer, or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, or any person who will become a director upon completion of the transactions contemplated by the Agreement is a party, or any information that any such person is adverse to the Company or has a material interest adverse to the Company.

CORPORATE GOVERNANCE

The Board of Directors

As set forth in our Articles of Incorporation and Bylaws, all directors of the Company hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Other than as disclosed in this Information Statement, to the knowledge of the Company, are no agreements with respect to the election of directors. The Company’s executive officers serve at the discretion of the Board.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Our Common Stock is traded on the OTCQB under the symbol “VIGC”. The OTC Bulletin Board electronic trading platform does not maintain any standards regarding the “independence” of the directors for our Board and we do not believe we are subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have any and/or a majority of our directors be independent.

Code of Ethics

We have not adopted a written Code of Ethics at this time that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Board of Directors are reviewing the necessity of adopting such a document given we are still in the start-up exploration stage and have limited employees, officers and directors.

Nominating Committee

We do not have a Nominating Committee. Since our formation we have relied upon the personal relationships of our President to attract individuals to our Board of Directors.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Compensation Committee

We do not have a Compensation Committee. Our entire Board of Directors review and recommend the salaries, and benefits of all employees, consultants, directors and other individuals compensated by us.

Audit Committee

We do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

De Leon & Company P.A. was our independent auditor for the fiscal year ended September 30, 2016. Simon & Edward, LLP was our independent auditor for the fiscal year ended September 30, 2017.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditors for fiscal years ended September 30, 2016 and 2017, respectively.

	2017	2016

Audit Fees (i) De Leon & Company P.A.	$5,000	$17,500
Audit Fees (i) Simon & Edward, LLP	15,500	-
Audit-Related Fees (ii)	-	-
Tax Fees (iii)	-	-
All Other Fees (iv)	-	-
Total	$20,500	$17,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this report.

Number	Description

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELT INTERNATIONAL GROUP INC.

Date: December 29, 2017	By:	/s/ Chin Kha Foo
Chin Kha Foo
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Chin Kha Foo	Principal Executive Officer & Principal Accounting Officer & Director	December 29, 2017
Chin Kha Foo	Principal Accounting Officer

/s/ Liew Meng Leong	Director	December 29, 2017
Liew Meng Leong

EXHIBIT INDEX

Number	Description

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes -Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

