Form 10-Q
period 2017-12-31
Velt International Group Inc.
filed 2018-02-12
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Issuer’s telephone number: 626-262-7379

N/A

(Former name, former address and telephone number, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 12, 2018, there were 37,731,495 shares issued and outstanding of the registrant’s common stock.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

Unaudited Condensed Consolidated Financial Statements

For the three months ended December 31, 2017 and 2016

Table of Contents

Unaudited Condensed Consolidated Balance Sheets	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2017	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,478	$50,515

Total Current Assets	$22,478	$50,515

TOTAL ASSETS	$22,478	$50,515

LIABILITIES AND STOOCKHOLDERS’ DEFICIT
Current liabilities:
Loan from shareholders	$108,287	$86,158
Unearned revenue	7,473	-
Accrued expenses liability	-	-
Total Current Liabilities	$115,760	$86,158

TOTAL LIABILITIES	$115,760	$86,158

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 37,731,495 shares issued and outstanding as of December 31, 2017 and September 30, 2017	$37,732	$37,732
Additional paid-in capital	984,718	984,718
Accumulated deficit	(1,115,732)	(1,058,093)
Accumulated other comprehensive loss	-	-
TOTAL STOCKHOLDERS’ DEFICIT	$(93,282)	$(35,643)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,478	$50,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended December 31,
	2017	2016

Revenues	$-	$550,319
Cost of goods sold	-	480,193
Gross profit	-	70,126
Operating expenses:

Research and development	-	605

Selling, general and administrative	57,639	66,269

Depreciation expenses	-	1,360
Total Operating Expenses	57,639	68,234

Income (Loss) from operations	(57,639)	1,892

Other income (loss), net	-	12

Income (Loss) before income taxes	(57,639)	1,904
Income tax expense	-	-
Net income (loss)	$(57,639)	$1,904

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	(822)
Other comprehensive income (loss)	-	(822)
Comprehensive Income (Loss)	$(57,639)	$1,082

Weighted average shares, basic and diluted	37,731,495	37,731,495

Net loss per common share, basic and diluted	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2017	2016

Operating Activities:
Net income (loss)	$(57,639)	$1,904
Non-cash portion of share based consulting fee expense
Depreciation expenses	-	1,360
Inventory	-	359,318
Accounts receivable	-	6,867
Prepaid expenses	-	23,917
Customer deposits	-	(150,000)
Accrued liability	-	(202)
Unearned revenue	7,473	-
Account payable	-	(1,402)
Credit card payable	-	12,679
Net cash provided by(used in) operating activities	(50,166)	254,441

Financing Activities:
Loan from shareholders	22,129	-
Repayment to shareholder	-	(347)
Net cash provided by (used in) financing activities	22,129	(347)

Effect of Currency on Cash	-	(822)
Net increase (decrease) in cash and cash equivalents	(28,037)	253,272
Cash and cash equivalents at beginning of the period	50,515	114,508
Cash and cash equivalents at end of the period	$22,478	$367,780
SUPPLEMENTAL DISCLOSURE:
Interest Paid	$-	$-
Income Tax Paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

Velt International Group INC. (formerly A & C United Agriculture Developing Inc., or “Velt” or the “Company”) is a Nevada corporation formed on February 7, 2011. Our current principal executive office is located at 1313 N. Grand Ave. #16, Walnut, CA 91789. Tel: 626-262-7379. The Company’s common stock are currently traded on the Over the Counter Bulletin Board (“OTCQB”) under the symbol “VIGC”.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2017 and September 30, 2017, the Company had cash in bank of $22,476 and $50,515, respectively.

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

The Company only issued one type of shares, i.e., common shares and does not have any potentially dilutive instrument as of December 31, 2017 and 2016.

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

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company did not generate revenues during the three months ended December 31, 2017. On June 19, 2017, the Company’s prior majority shareholders, Yidan (Andy) Liu and Jun (Charlie) Huang, transferred 22,640,000 of their common stock, representing about 60% of the total outstanding common shares of the Company, to Mr. Chin Kha Foo, the current President and sole director of the Company. The Company plans to loan from the new President to support the Company’s normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Loans from Officers/Shareholders

For the three months ended December 31, 2017, the officers loaned $22,129, to the Company for operating expenses. For the three months ended December 31, 2016, the Company repaid loans to officers in the amount of $347. The outstanding balance as of December 31 and September 30, 2017 were $108,287 and $86,158 respectively, and bears no interest and due on demand.

NOTE 4 – UNEARNED REVENUE

The Company has unearned revenue in the amount of $7,473 as of December 31, 2017, which represented unearned software development revenue.

NOTE 5 – INCOME TAXES

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

The Company is subject to taxation in the United States. The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance. For the three months ended December 31, 2017, the Company has incurred a net loss of approximately $57,639. Net Operating Loss (“NOL”) carry forwards of approximately $1,115,732 will expire, if not utilized, through 2037. The deferred tax asset has been off-set by an equal valuation allowance.

	December 31, 2017	September 30, 2017
Deferred tax asset, generated from net operating loss at statutory rates (21%)	$234,304	$247,720
Valuation allowance	(234,304)	(247,720)
Net deferred tax asset	$-	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of December 31, 2017.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determined that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Current Operational Activities

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

We anticipate the App would be delivered to our customer before the end of February, 2018, and we will continue to develop our customer resources in Asia and U.S. markets.

Results of Operations

For the three months ended December 31, 2017 and 2016

Revenue

There was $0 and $550,319 revenue generated for the three months ended December 31, 2017 and 2016. The decrease was attributable to the intentions to expand other business lines due to the change of control of the Company and cease the Company’s seed business.

Cost of Goods Sold

There was $0 and $480,193 cost of goods sold incurred for the three months ended December 31, 2017 and 2016 respectively. The cost of goods sold decreased due to the decrease of overall sales.

Operating Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the three months ended December 31, 2017 and 2016, there was a total of $57,639 and $68,234 operating expenses, respectively. The decrease was primarily due to the change of control, leading to limited operation activities started.

Net Loss

We incurred net income (loss) of $(57,639) and $1,904 for the three months ended December 31, 2017 and 2016.

Taxation

On December 22, 2017, the United States Congress and the Administration have approved a bill reforming the US corporate income tax code which will reduce corporate tax rate from 35% to 21%. The rate reduction would generally take effect on January 1, 2018. The carrying value of our deferred tax assets is also determined by the enacted US corporate income tax rate. Consequently, any changes in the US corporate income tax rate will impact the carrying value of our deferred tax assets. The net effect of the tax reform enactment on financial statements is $nil for the three months ended December 31, 2017.

Equity and Capital Resources

We have incurred losses for the three months ended December 31, 2017 and 2016, and had an accumulated deficit of $1,115,732 as of December 31, 2017. As of December 31, 2017, we had cash of $22,478 and a negative working capital of $93,282, compared to cash of $50,515 and a negative working capital of $35,643 at September 30, 2017. The decrease in the working capital was primarily due to decrease in revenue.

We had no material commitments for capital expenditures as of December 31, 2017. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2017 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2017, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

None.

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

Velt International Group Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Chin Kha Foo	February 12, 2018	/s/ Chin Kha Foo

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Chin Kha Foo	Chin Kha Foo	Principal Executive Officer,	February 12, 2018
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

___________

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

