Form 10-Q
period 2018-03-31
Velt International Group Inc.
filed 2018-05-14
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

SEC File No. 333-179082

VELT INTERNATIONAL GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	7371	27-5159463
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS I.D.)

1313 N Grand Ave. #16, Walnut, California	91789
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 13, 2018, there were 37,731,495 shares issued and outstanding of the registrant’s common stock.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

Unaudited Condensed Consolidated Financial Statements

For the six months ended March 31, 2018 and 2017

Table of Contents

Unaudited Condensed Consolidated Balance Sheets	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,043	$50,515

Total Current Assets	16,043	50,515

Noncurrent assets:
Property and equipment, net	7,042	-
Total Noncurrent Assets	7,042	-

TOTAL ASSETS	$23,085	$50,515

LIABILITIES AND STOOCKHOLDERS’ DEFICIT
Current liabilities:
Loans from shareholders	$139,155	$86,158

Total Current Liabilities	139,155	86,158

TOTAL LIABILITIES	139,155	86,158

COMMITMENTS AND CONTNGENCIES

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 37,731,495 shares issued and outstanding as of March 31, 2018 and September 30, 2017	37,732	37,732
Additional paid-in capital	984,718	984,718
Accumulated deficit	(1,138,520)	(1,058,093)
Accumulated other comprehensive loss	-	-
TOTAL STOCKHOLDERS’ DEFICIT	(116,070)	(35,643)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,085	$50,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31	March 31	March 31	March 31
	2018	2017	2018	2017

Revenues	$15,048	$556,907	$15,048	$6,588
Cost of Goods Sold	-	481,507	-	1,314
Gross Profit	15,048	75,400	15,048	5,274
Operating expenses:

Selling, general and administrative expenses	95,139	159,783	37,500	92,910

Depreciation expense	336	2,721	336	1,360
Total Operating Expenses	95,475	162,504	37,836	94,270

Operating Loss	(80,427)	(87,104)	(22,788)	(88,996)

Other income (loss), net	-	(633)	-	(644)
Loss before income taxes	(80,427)	(87,737)	(22,788)	(89,640)
Income tax expense	-	-	-	-
Net Loss	(80,427)	(87,737)	(22,788)	(89,640)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	(928)	-	(107)
Other comprehensive income (loss)	-	(928)	-	(107)
Comprehensive Income (Loss)	$(80,427)	$(88,665)	$(22,788)	$(89,747)
Weighted average shares, basic and diluted	37,731,495	37,731,495	37,731,495	37,731,495
Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	March 31	March 31
	2018	2017

Operating Activities:
Net loss	$(80,427)	$(87,737)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	336	2,721
Inventory	-	357,447
Accounts receivable	-	6,867
Prepaid expense	-	50,000
Customer Deposits		(138,648)
Accrued expense	-	(146)
Account payable	-	(31,653)
Credit card payable	-	415
Net cash (used in) provided by operating activities	(80,091)	159,266

Investing Activities:
Purchases of property and equipment	(7,378)	-
Net cash used in investing activities	(7,378)	-

Financing Activities:
Loans from shareholders	52,997	-
Repayment of loans from shareholders	-	(372)
Net cash provided by (used in) financing activities	52,997	(372)
Effect of Exchange Rate on Cash	-	(928)
Net (decrease) increase in cash and cash equivalents	(34,472)	157,966
Cash and cash equivalents at beginning of the period	50,515	114,508
Cash and cash equivalents at end of the period	$16,043	$272,474

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Velt International Group Inc. (formerly A & C United Agriculture Developing Inc., or “Velt” or the “Company”) is a Nevada corporation formed on February 7, 2011. Our current principal executive office is located at 1313 N. Grand Ave. #16, Walnut, CA 91789. Tel: 626-262-7379. The Company’s common stock are currently traded on the Over the Counter Bulletin Board (“OTCQB”) under the symbol “VIGC”.

In addition to the U.S. operation, the Company established a subsidiary, A & C Agriculture Developing (Europe) AB (“A&C Europe” or the “Subsidiary”) in Stockholm, Sweden on October 24, 2013, which is located at Gamla Sodertaljevagen 134A, 141 70 Segeltorp, Sweden. On August 5, 2017, the Company sold all of its equity interest in the Subsidiary to the prior President of A&C Europe.

The Company has started to set up a completed and mature mobile application system (the “mobile app”) which supports third party payment function, online booking and other management functions. This mobile app allows users to get special discounts when the users purchase from merchants listed in the app through its online payment systems and will rely on big data management to create a large consumer base that will mostly connect with traditional retailers and some of the online stores.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates, judgements and assumptions that affect certain amounts reported in the financial statements and footnotes. Accordingly, actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on revenue recognition from contracts with customers (Topic 606). The new guidance replaces all current GAAP guidance on this topic and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company elected to early adopt the new accounting standard on October 1, 2017 using the modified retrospective method, applied to those contracts which were not completed as of October 1, 2017. The adoption of Topic 606 did not have a material impact as of October 1, 2017 and therefore no cumulative adjustment was recorded.

Management believes that other than disclosed above, none of the recently issued accounting pronouncements will have a material impact on the consolidated financial statements.

Concentration of Credit Risk

The Company maintains its cash in bank accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash in bank.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2018 and September 30, 2017, the Company had cash in bank of $16,043 and $50,515, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attribute to stockholders of common stock by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus equivalent shares.

The Company only issued one type of shares, i.e., common shares and does not have any potentially dilutive instrument as of March 31, 2018 and 2017.

Property and equipment

Property and equipment are carried at cost and, less accumulated depreciation. Depreciation has been determined using a straight-line method over the estimated useful lives of the related assets, which are 5 years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposal. The Company examines the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

As of March 31, 2018, the Company’s property and equipment consists of computer equipment with a cost of $7,378 and accumulated depreciation of $336. During the six months ended March 31, 2018 and 2017, the depreciation expenses were $336 and $2,721, respectively.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products and services. We enter into contracts that include products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers.

The Company’s contracts with customers may include multiple performance obligations. Revenue relating to agreements that provide more than one performance obligation is recognized based upon the relative fair value to the customer of each performance obligation as each obligation is earned. The Company derives its revenues the follows:

Mobile Apps:

Revenue from the mobile apps is recognized when control has transferred to the customer which typically occurs when the mobile apps either upon delivery of the key code to the customer or upon the deployment of the mobile app to the App Store.

Maintenance Services:

The Company offers maintenance and function improvements services related to the mobile apps for customers. Maintenance service is considered distinct and is recognized ratably over the maintenance term.

During the six months and three months ended March 31, 2018, the Company recognized revenue from the mobile apps in the amount of $15,084.

Going Concern Assessment

Pursuant to ASC 205-40-50, The Company’s financial statements are prepared using US GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically negative working capital, recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company did not generate sufficient revenues to cover its operating expense during the six months ended March 31, 2018. The Company plans to loan from Mr. Chin Kha Foo who is the majority shareholder and the President of the Company to support the Company’s normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Loans from shareholders

The Company borrowed from the shareholders to support its operation and the amount bears no interest and due on demand. The outstanding balance as of March 31, 2018 and September 30, 2017 were $139,155 and $86,158, respectively.

NOTE 4 - INCOME TAXES

The Company recorded no income tax expense or benefit during the six months ended March 31, 2018 and 2017 since the Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. As of March 31, 2018 and September 30, 2017, the aggregate balances of our gross unrecognized tax benefits were $180 thousand and $248 thousand, respectively, of which a valuation allowance recognized against the unrecognized tax benefits.

In December 2017, the Tax Reform Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21 % effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The management does not believe that there will be any material impact on its consolidated financial statements as a result of the Tax Reform Act.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of March 31, 2018.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and determined that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

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

On March 13, 2017, Yidan (Andy) Liu and Jun (Charlie) Huang, the principal stockholders of the Company (“Sellers”), entered into a Stock Purchase Agreement (the “Agreement”) with Chin Kha Foo, the assignee of Choa-Jung Lee, and his assigns (the “Buyers”). Pursuant to the Agreement, Sellers agreed to sell to the Buyers and the Buyers agreed to purchase from Sellers a total of 24,000,000 shares of common stock of the Company Purchased Shares, which represented approximately 64% of the Company’s issued and outstanding shares of common stock. As a result, the transaction led to a change of the control and the management team of the Company.

On August 5, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) to sell its equity interest in its subsidiary, A & C Agriculture Developing (Europe) AB, to its former officer. Although the sale was not arms-length, the Board believes the purchase price was reasonable and that it was at a price no less than it would receive from an independent third party.

Prior to the change of the management team, the Company’s long-term goal was focus on solving some of the major challenges in China, such as pollution and food safety issues for the general public, as well as raising funds to grow the business. The Company has changed its focus to develop mobile application system (the “mobile app”) which supports third party payment, online booking and other management functions. This mobile app allows users to get special discounts when the users purchase from merchants listed in the mobile app through its online payment system.

The mobile app relies on big data management to create a large consumer base that mostly connects with traditional retailers and some of the online stores. Although internet consumption is very popular at present, the management believes that traditional offline businesses continue to have a very large market demand. This is because the traditional offline stores can directly bring visual senses to the customers and stimulate customer desires as well as consumer confidences.

The Company continues to look for other opportunities which could potentially increase the profits of the Company in the year of 2018.

Current Operational Activities

On December 6, 2017, the Company entered into a Mobile Application Development and Maintenance Agreement (the “Mobile Agreement”). Pursuant to the Mobile Agreement, the Company develops and designs a mobile application (the “Mobile App”) for a third-party company in Hong Kong. The Mobile App allows users to book airline ticket, train ticket and taxi cabs, play online games, facilitate payments for utilities and other services, and to facilitate shipping services and so forth.

We will continue to develop our customer resources in Asia and U.S. markets.

Results of Operations

For the six months ended March 31, 2018 and 2017

Revenue

There was $15,048 and $556,907 revenue generated for the six months ended March 31, 2018 and 2017. The decrease was attributable to the intentions to expand other business lines due to the change of the management team of the Company and the shrinking of the Company’s seed business.

Cost of Goods Sold

There was $nil and $481,507 cost of goods sold incurred for the six months ended March 31, 2018 and 2017, respectively. The cost of goods sold decreased due to the different revenue stream.

Operating Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the six months ended March 31, 2018 and 2017, there was a total of $95,475 and $162,504 operating expenses, respectively. The decrease was primarily due to the limited operation activities incurred in this period.

Net Loss

We incurred net loss of $80,427 and $87,737 for the six months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018 and 2017

Revenue

There was $15,048 and $6,588 revenue generated for the three months ended March 31, 2018 and 2017. The increase was attributable to revenue generated from our new business and the shrinking of the Company’s seed business.

Cost of Goods Sold

There was $nil and $1,314 cost of goods sold incurred for the three months ended March 31, 2018 and 2017, respectively. The cost of goods sold decreased due to the different revenue stream.

Operating Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the three months ended March 31, 2018 and 2017, there was a total of $37,836 and $94,270 operating expenses, respectively. The decrease was primarily due to the change of control, leading to limited operation activities started.

Net Loss

We incurred net loss of $22,788 and $89,640 for the three months ended March 31, 2018 and 2017.

Taxation

On December 22, 2017, the United States Congress and the Administration have approved a bill reforming the US corporate income tax code which will reduce corporate tax rate from 35% to 21%. The rate reduction would generally take effect on January 1, 2018. The carrying value of our deferred tax assets is also determined by the enacted US corporate income tax rate. Consequently, any changes in the US corporate income tax rate will impact the carrying value of our deferred tax assets. The net effect of the tax reform enactment on financial statements is $nil for the six months ended March 31, 2018.

Equity and Capital Resources

We have incurred losses for the six months ended March 31, 2018 and 2017, and had an accumulated deficit of $1,138,520 as of March 31, 2018. As of March 31, 2018, we had cash of $16,043 and a negative working capital of $123,112, compared to cash of $50,515 and a negative working capital of $35,643 as of September 30, 2017. The decrease in the working capital was primarily due to loan from shareholders to disburse the operating expense.

We had no material commitments for capital expenditures as of March 31, 2018. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2018 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2018, our disclosure controls and procedures were not effective.

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

Velt International Group Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Chin Kha Foo	May 14, 2018	/s/ Chin Kha Foo

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Chin Kha Foo	Chin Kha Foo	Principal Executive Officer,	May 14, 2018
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

