Form 10-Q
period 2018-06-30
Velt International Group Inc.
filed 2018-08-10
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, there were 1,886,575 shares issued and outstanding of the registrant’s common stock.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

Unaudited Condensed Consolidated Financial Statements

For the nine months ended June 30, 2018 and 2017

Table of Contents

Unaudited Condensed Consolidated Balance Sheets	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,965	$50,515
Accounts receivable	2,000	-
Escrow deposit	214,000	-

Total Current Assets	221,965	50,515

Noncurrent assets:
Property and equipment, net	6,673	-
Total Noncurrent Assets	6,673	-

TOTAL ASSETS	$228,638	$50,515

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loans from shareholders	$410,930	$86,158
Accrued expenses	4,520	-
Total Current Liabilities	415,450	86,158

TOTAL LIABILITIES	415,450	86,158

COMMITMENTS AND CONTNGENCIES

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 1,886,575 shares issued and outstanding as of June 30, 2018 and September 30, 2017	1,887	1,887
Additional paid-in capital	1,020,563	1,020,563
Accumulated deficit	(1,209,261)	(1,058,093)
Accumulated other comprehensive loss	-	-
TOTAL STOCKHOLDERS’ DEFICIT	(186,811)	(35,643)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$228,638	$50,515

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenues	$17,048	$854,839	$2,000	$297,932
Cost of good sold	-	712,580	-	231,073
Gross profit	17,048	142,259	2,000	66,859
Operating expenses:

Research and development	-	1,404	-	799
Selling, general and administrative expenses	129,992	240,892	34,853	81,033
Depreciation expense	705	4,081	369	1,360
Total operating expenses	130,697	246,377	35,222	83,192

Operating loss	(113,649)	(104,118)	(33,222)	(16,333)

Other income (loss), net	(37,520)	74	(37,520)	25
Loss before income taxes	(151,169)	(104,044)	(70,742)	(16,308)
Income tax expense	-	-	-	-
Net loss	(151,169)	(104,044)	(70,742)	(16,308)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	(499)	-	429
Other comprehensive income (loss)		(499)		429
Comprehensive loss	$(151,169)	$(104,543)	$(70,742)	$(15,879)
Weighted average shares, basic and diluted	1,886,575	1,886,575	1,886,575	1,886,575
Net loss per common share, basic and diluted	$(0.08)	$(0.06)	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

(formerly A & C United Agriculture Developing Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2018	2017

Operating Activities:
Net loss	$(151,169)	$(104,044)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	705	4,081
Loss on cancellation of escrow contract	36,000	-
Changes in operating assets and liabilities:
Inventory	-	357,448
Accounts receivable	(2,000)	(203,133)
Prepaid expense	-	74,993
Accrues expenses	4,520	(64)
Unearned income	-	(156,030)
Accounts payable	-	27,747
Credit card payable	-	1,594
Net cash (used in) provided by operating activities	(111,944)	2,592

Investing Activities:
Purchases of property and equipment	(7,378)	-
Payment of escrow deposit	(250,000)	-
Net cash used in investing activities	(257,378)	-

Financing Activities:
Loans from shareholders	324,772	-
Repayment of loans from shareholders	-	(3,387)
Net cash provided by (used in) financing activities	324,772	(3,387)
Effect of exchange rate on cash	-	(499)
Net decrease in cash and cash equivalents	(44,550)	(1,294)
Cash and cash equivalents at beginning of the period	50,515	114,508
Cash and cash equivalents at end of the period	$5,965	$113,214

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income tax paid	$-	$-

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

The Board of the Directors approved the reverse stock split (the “stock split”) of the Company’s issued and outstanding common stock whereby each twenty shares of common stock will be converted into one share of common stock. The stock split became effective with the Financial Industry Regulatory Authority (“FINRA”) on May 21, 2018. All share and per share amounts in the financial statements and notes thereto have been restated for all periods presented to give retroactive effect to the stock split.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2018 and September 30, 2017, the Company had cash and cash equivalents of $5,965 and $50,515, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attribute to stockholders of common stock by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus equivalent shares.

The Company only issued one type of shares, i.e., common shares and does not have any potentially dilutive instrument as of June 30, 2018 and 2017.

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

As of June 30, 2018, the Company’s property and equipment consists of computer equipment with a cost of $7,378 and accumulated depreciation of $705. During the nine months ended June 30, 2018 and 2017, the depreciation expenses were $705 and $4,081, respectively.

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

During the nine months ended June 30, 2018, the Company recognized revenue from the mobile apps and maintenance services in the amount of $15,084 and $2,000, respectively.

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

The Company did not generate sufficient revenues to cover its operating expense during the nine months ended June 30, 2018. The Company plans to loan from Mr. Chin Kha Foo who is the majority shareholder and the President of the Company to support the Company’s normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Loans from shareholders

On May 24, 2018, the Company issued a promissory note of $249,975, bearing interest rate at 6% and due in twelve months, to Mr. Chin Kha Foo in exchange for cash. During the nine months ended June 30, 2018, the interest expense was $1,520.

The Company also borrowed loans with no interest and due on demand from the shareholders to support its operation. The outstanding balance, including promissory note, as of June 30, 2018 and September 30, 2017 were $410,930 and $86,158, respectively.

NOTE 4 - INCOME TAXES

The Company recorded no income tax expense or benefit during the nine months ended June 30, 2018 and 2017 since the Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. As of June 30, 2018 and September 30, 2017, the aggregate balances of our gross unrecognized tax benefits were $198 thousand and $248 thousand, respectively, of which a valuation allowance recognized against the unrecognized tax benefits.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of June 30, 2018.

NOTE 6 - COMMON STOCK

The Board of the Directors approved the stock split of the Company’s issued and outstanding common stock whereby each twenty shares of common stock will be converted into one share of common stock. The stock split became effective FINRA on May 21, 2018. Pursuant to the stock split, each issued and outstanding share of the common stock was exchanged for one-twentieth of a share. As a result, each stockholder now owns a reduced number of shares of the Company’s common stock. The number of the Company’s authorized shares of common stock was not affected by the stock split and the shares of common stock retain a par value of $0.001 per share.

NOTE 7 – escrow deposit

The Company borrowed a promissory note of $249,975 from Chin Kha Foo, the majority shareholder and the President of the Company, and then deposited a total amount of $250,000 in an escrow account for the purpose of purchasing a piece of land, valued at $1,750,000, from Anchor Alliance Development Inc., a California Corporation (“Anchor”). On June 20, 2018, the Company and Anchor agreed to cancel the transaction. The amount of $214,000 was recorded as escrow deposit, net of the loss on the cancellation of the escrow contract of $36,000, in the balance sheet as of June 30, 2018.

NOTE 8 - SUBSEQUENT EVENTS

On July 20, 2018, the escrow deposit of $214,000 was returned to the Company due to the cancellation of the escrow contract.

The Company has evaluated all other subsequent events through the date the financial statements were issued and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

The Board of the Directors approved the reverse split of the Company’s issued and outstanding common stock whereby each twenty shares of common stock will be converted into one share of common stock. The stock split became effective with the Financial Industry Regulatory Authority (“FINRA”) on May 21, 2018.

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

Results of Operations

For the nine months ended June 30, 2018 and 2017

Revenue

There was $17,048 and $854,839 revenue generated for the nine months ended June 30, 2018 and 2017. The decrease was attributable to the intentions to expand other business lines due to the change of the management team of the Company and the shrinking of the Company’s seed business.

Cost of Goods Sold

There was $nil and $712,580 cost of goods sold incurred for the nine months ended June 30, 2018 and 2017, respectively. The cost of goods sold decreased due to the different revenue stream.

Operating Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the nine months ended June 30, 2018 and 2017, there was a total of $130,697 and $246,377 operating expenses, respectively. The decrease was primarily due to the limited operation activities incurred in this period.

Net Loss

We incurred net loss of $151,169 and $104,044 for the nine months ended June 30, 2018 and 2017.

For the three months ended June 30, 2018 and 2017

Revenue

There was $2,000 and $297,932 revenue generated for the three months ended June 30, 2018 and 2017. The decrease was attributable to the intentions to expand other business lines due to the change of the management team of the Company and the shrinking of the Company’s seed business.

Cost of Goods Sold

There was $nil and $231,073 cost of goods sold incurred for the three months ended June 30, 2018 and 2017, respectively. The cost of goods sold decreased due to the different revenue stream.

Operating Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the three months ended June 30, 2018 and 2017, there was a total of $35,222 and $83,192 operating expenses, respectively. The decrease was primarily due to the change of control, leading to limited operation activities started.

Net Loss

We incurred net loss of $70,742 and $16,308 for the three months ended June 30, 2018 and 2017.

Taxation

On December 22, 2017, the United States Congress and the Administration have approved a bill reforming the US corporate income tax code which will reduce corporate tax rate from 35% to 21%. The rate reduction would generally take effect on January 1, 2018. The carrying value of our deferred tax assets is also determined by the enacted US corporate income tax rate. Consequently, any changes in the US corporate income tax rate will impact the carrying value of our deferred tax assets. The net effect of the tax reform enactment on financial statements is $nil for the nine months ended June 30, 2018.

Equity and Capital Resources

We have incurred losses for the nine months ended June 30, 2018 and 2017, and had an accumulated deficit of $1,209,261 as of June 30, 2018. As of June 30, 2018, we had cash of $5,965 and a negative working capital of $193,485, compared to cash of $50,515 and a negative working capital of $35,643 as of September 30, 2017. The decrease in the working capital was primarily due to loan from shareholders to disburse the operating expense or support the Company’s business.

We had no material commitments for capital expenditures as of June 30, 2018. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2018 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2018, our disclosure controls and procedures were not effective.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1*	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Velt International Group Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Chin Kha Foo	August 10, 2018	/s/ Chin Kha Foo

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Chin Kha Foo	Chin Kha Foo	Principal Executive Officer,	August 10, 2018
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1*	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.