Form 10-K
period 2018-09-30
Velt International Group Inc.
filed 2018-12-11
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒No

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $547,120 based on the closing price of $0.29 per share on December 10, 2018, as reported on the over-the-counter bulletin board.

There were 1,886,622 shares of issuer’s Common Stock outstanding as of December 11, 2018.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K , the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Velt International Group Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Velt”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

ii

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

The Company will be also focus on other revenue generated businesses in the year of 2019 which could potentially increase the profits of the Company.

During the next 12 months, we anticipate continuing our efforts to raise capital through follow up meetings with potential investors, although there is no assurance we will raise capital from any of them as we have no contracts, agreements or commitments from this or other funding sources.

Recent Developments

On December 6, 2017, the Company entered into a Mobile Application Development and Maintenance Agreement (the “Mobile Agreement”), pursuant to which, the Company will develop and design a mobile application (the “App”) for a third-party Hong Kong company. Velt will develop the App’s interface and functions, including the App’s ability to book airline ticket, train ticket and taxi cabs, and to play online games, to facilitate payments for utilities and other services, and to facilitate shipping services and so forth.

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

Employees

As of September 30, 2018, we had 2 employees, all of whom performed operational, technical and administrative functions. No payroll will be paid to the employees before the Company generates net profits. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these employees belong to labor unions.

ITEM 1A.   RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2.   PROPERTIES.

Our executive office address is located at 1313 N. Grand, #16, Walnut California. The lease for this facility is on a month to month basis. We pay the rent of $250.00 currently and we expect to rent another physical office in the upcoming year 2019. We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3.   LEGAL PROCEEDINGS.

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board (“OTCQB”) under the symbol “VIGC”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years. Such prices are based on inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2016	Low	High
First Quarter	$2.00	$5.00
Second Quarter	$2.00	$3.00
Third Quarter	$2.09	$2.20
Fourth Quarter	$1.05	$2.20

Fiscal 2017	Low	High
First Quarter	$1.05	$5.00
Second Quarter	$1.42	$2.00
Third Quarter	$0.20	$1.42
Fourth Quarter	$0.40	$6.00

Fiscal 2018	Low	High
First Quarter	$1.60	$6.00
Second Quarter	$1.40	$10.40
Third Quarter	$0.75	$4.00
Fourth Quarter	$0.25	$1.00

Fiscal 2019	Low	High
First Quarter thru December 10, 2018	$0.29	$0.34

Penny Stock Considerations

The trading of our common stock is deemed to be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

Common Stock Currently Outstanding

As of December 11, 2018, 1,886,622 shares were issued and outstanding.

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

Results of Operations

For the fiscal years ended September 30, 2018 and 2017

Revenue

There were $23,048 and $657,839 revenue generated for the years ended September 30, 2018 and 2017, respectively, which was decreased 96%. The decrease was attributable to the intentions to expand other business lines due to the change of the management team of the Company and the shrinking of the Company’s seed business.

Cost of Goods Sold

There were $nil and $745,652 cost of goods sold incurred for the years ended September 30, 2018 and 2017, respectively. The cost of goods sold decreased due to the different revenue stream.

Operating Expense

Our operating expenses consist of research and development, selling, general and administrative expenses and depreciation expense.

For the years ended September 30, 2018 and 2017, there were a total of $169,557 and $296,178 operating expenses, respectively. The decrease was primarily due to the limited operation activities incurred in this period.

Net Loss

We incurred net losses of $185,619 and $385,097 for the years ended September 30, 2018 and 2017, respectively.

Taxation

On December 22, 2017, the United States Congress and the Administration have approved a bill reforming the US corporate income tax code which will reduce corporate tax rate from 35% to 21%. The rate reduction would generally take effect on January 1, 2018. The carrying value of our deferred tax assets is also determined by the enacted US corporate income tax rate. Consequently, any changes in the US corporate income tax rate will impact the carrying value of our deferred tax assets. The net effect of the tax reform enactment on financial statements is $nil for the year ended September 30, 2018.

Equity and Capital Resources

We have incurred losses for the year ended September 30, 2018 and we had an accumulated deficit of $1,243,712 as of September 30, 2018. As of September 30, 2018, we had cash of $127 and a negative working capital of $227,566, compared to cash of $50,515 and a negative working capital of $35,643 as of September 30, 2017. The decrease in the working capital was primarily due to loan from a shareholder to disburse the operating expense or support the Company’s business.

We had no material commitments for capital expenditures as of September 30, 2018. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Form 10-K, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

●	Any obligation under certain guarantee contracts,

●	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,

●	Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and

●	Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

( formerly A & C United Agriculture Developing Inc.)

Consolidated Financial Statements

As of September 30 2018 and 2017

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of Velt International Group Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Velt International Group Inc. and subsidiary (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the two years in the period ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

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

Basis for Opinions

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Simon & Edward, LLP

Los Angeles, California

December 11, 2018

We have served as the Company's auditor since 2017.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2018	2017

ASSETS
Current assets:
Cash	$127	$50,515
Total Current Assets	127	50,515

Noncurrent assets:
Property and equipment, net	6,304	-
Total Noncurrent Assets	6,304	-

TOTAL ASSETS	$6,431	$50,515

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loans from a shareholder	$220,930	$86,158
Accrued expenses	6,763	-
Total Current Liabilities	227,693	86,158

TOTAL LIABILITIES	227,693	86,158

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 1,886,622 shares issued and outstanding as of September 30, 2018 and 2017	1,887	1,887
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding as of September 30, 2018 and 2017	-	-
Additional paid-in capital	1,020,563	1,020,563
Accumulated deficit	(1,243,712)	(1,058,093)
Accumulated other comprehensive income	-	-
TOTAL STOCKHOLDERS’ DEFICIT	(221,262)	(35,643)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,431	$50,515

The accompanying notes are an integral part of these consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
	2018	2017

Revenues	$23,048	$657,839
Cost of goods sold	-	745,652
Gross profit	23,048	(87,813)
Operating expenses:

Research and development	-	1,404
Selling, general and administrative expenses	168,483	289,333
Depreciation expense	1,074	5,441
Total operating expenses	169,557	296,178

Operating loss	(146,509)	(383,991)

Gain on sale of subsidiary	-	147
Other income (loss), net	(39,110)	(1,253)
Loss before income taxes	(185,619)	(385,097)
Income tax expense	-	-
Net loss	(185,619)	(385,097)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	1,486
Other comprehensive income	-	1,486
Comprehensive loss	$(185,619)	$(383,611)
Earnings per common share:
Weighted average shares outstanding, basic and diluted	1,886,622	1,905,526
Net loss per common share, basic and diluted	$(0.10)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity

Balance as of September 30, 2016	2,036,622	$2,037	$1,320,413	$(672,996)	$(1,486)	$647,968

Cancellation of common stocks under equity-based compensation plans	(150,000)	(150)	(299,850)	-	-	(300,000)

Sale of subsidiary				-	1,486	1,486

Net loss	-	-	-	(385,097)	-	(385,097)

Balance as of September 30, 2017	1,886,622	1,887	1,020,563	(1,058,093)	-	(35,643)

Net loss	-	-	-	(185,619)	-	(185,619)

Balance as of September 30, 2018	1,886,622	$1,887	$1,020,563	$(1,243,712)	$-	$(221,262)

The accompanying notes are an integral part of these consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2018	2017

Operating Activities:
Net loss	$(185,619)	$(385,097)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of subsidiary	-	(147)
Non-cash portion of share-based consulting fee expense	-	79,167
Depreciation expense	1,074	5,441
Inventory	-	369,164
Accounts receivable	-	6,867
Prepaid expense	-	176
Customer deposits	-	(156,030)
Accrued expenses	6,763	(7,567)
Account payable	-	(31,753)
Credit card payable	-	(801)
Net cash used in operating activities	(177,782)	(120,580)

Investing Activities:
Disposal of subsidiary, net of cash disposed of	-	1,634
Proceeds from sale of property and equipment	-	1,360
Purchases of property and equipment	(7,378)	-
Net cash (used in) provided by investing activities	(7,378)	2,994

Financing Activities:
Loans from a shareholder	324,772	123,770
Repayment of loans from a shareholder	(190,000)	(70,177)
Net cash provided by financing activities	134,772	53,593
Net decrease in cash	(50,388)	(63,993)
Cash at beginning of the period	50,515	114,508
Cash at end of the period	$127	$50,515

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income tax paid	$-	$-
NON-CASH TRANSACTIONS:
Cancellation of shares issuance	-	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has set up a completed and mature mobile application system (the “mobile app”) which supports third party payment function, online booking and other management functions. This mobile app allows users to get special discounts when the users purchase from merchants listed in the app through its online payment systems and will rely on big data management to create a large consumer base that will mostly connect with traditional retailers and some of the online stores.

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

Concentration of Risk

The Company maintains its cash in bank accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash in bank.

The Company had total revenue of $23,048 and $657,839 for the years ended September 30, 2018 and 2017, respectively. For the year ended September 30, 2018, all revenue was to one customer. For the year ended September 30, 2017, the Company’s largest two customers provided with approximately 77% of sales.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2018 and 2017, the Company had cash in bank of $127 and $50,515, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attribute to stockholders of common stock by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus equivalent shares.

The Company only issued one type of shares, i.e., common shares and does not have any potentially dilutive instrument as of September 30, 2018 and 2017.

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

As of September 30, 2018, the Company’s property and equipment consists of computer equipment with a cost of $7,378 and accumulated depreciation of $1,074. As of September 30, 2017, the Company has property, plant, and equipment at a cost of nil and accumulated depreciation of nil. During the years ended September 30, 2018 and 2017, the depreciation expenses were $1,074 and $5,441, respectively.

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

During the year ended September 30, 2018, the Company recognized revenue from the mobile apps and maintenance services in the amount of $23,048. The Company had total revenue of $657,839 in sales of seeds for the year ended September 30, 2017.

Going Concern Assessment

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically negative working capital, recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company did not generate sufficient revenues to cover its operating expense during the year ended September 30, 2018. The Company plans to loan from Mr. Chin Kha Foo who is the majority shareholder and the President of the Company to support the Company’s normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Loans from a shareholder

On May 24, 2018, the Company issued a promissory note of $249,975, bearing interest rate at 6% and due in twelve months, to Mr. Chin Kha Foo (“Mr. Foo”) in exchange for cash. On July 17, 2018 and July 25, 2018, the Company made repayments of $100,000 and $90,000 to Mr. Foo, respectively. As of September 30, 2018, the outstanding balance for the promissory note was $59,975. For the year ended September 30, 2018, the interest expense was $3,110.

The Company borrowed from Mr. Foo to support its operation and the amount bears no interest and due on demand. The outstanding balance of the borrowings as of September 30, 2018 and 2017 were $160,955 and $86,158, respectively.

NOTE 4 – STOCKHOLDER’S EQUITY

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

Preferred stock

On April 23, 2018, the Company authorized 20,000,000 shares of preferred stock with $0.001 par value. As of September 30, 2018, nil share was issued and outstanding.

NOTE 5 - INCOME TAXES

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

The Company is subject to taxation in the United States. The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance. For the year ended September 30, 2018, the Company has incurred a net loss of approximately $187,000. Net Operating Loss (“NOL”) carry forwards of approximately $846,000 will expire, if not utilized, through 2038. The deferred tax asset has been off-set by an equal valuation allowance.

	For the year ended September 30,
	2018	2017
Deferred tax asset, generated from net operating loss at statutory rates	$206,551	$159,948
Valuation allowance	(206,551)	(159,948)
Net deferred tax asset	$-	$-

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of September 30, 2018.

NOTE 7 - SUBSEQUENT EVENTS

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our Chief Executive Officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of September 30, 2018 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of formal documents such as invoices and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these significant deficiency materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended September 30, 2018. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan tom hire an independent third party consultant to assist in identifying and determining the appropriate accounting procedures and controls to implement.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of September 30, 2018.

Name	Age	Position Held	Held Office Since
Chin Kha Foo	44	President/CEO/CFO and Director	2017
Liew Meng Leong	40	Director	2017

The directors will serve until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is information concerning the business backgrounds of Mr. Chin and Mr. Liew.

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

Liew Meng Leong has over 10 years of management experiences in the fields of business development and strategy plan. From May 2013 until July 2016, Mr. Liew was the president of Yee Koo Hardware Trading and from August 2007 until April, 2013, he was the president for Golden Dynasty SND BHD. From April 2001 until June 2007, he was the engineering assistant on Asahi Denka (Singapore). Mr. Liew graduated with a Diploma degree from College Linton where he majored in Electrical and Electronics Engineering.

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

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Management Compensation

Name and Fiscal Year Ended September 30, 2018 and 2017	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chin Kha Foo FY 2018 FY 2017 (1)	0	0	0	0	0	0	0
Yidan (Andy) Liu FY 2018	0	0	0	0	0	0	0
Yidan (Andy) Liu FY 2017 (2)	45,000	0	0	0	0	0	45,000

(1)	Mr. Foo was appointed a Director and President/CEO/CFO on July 2, 2017.
(2)	Mr. Liu resigned as a Director and officer of the Company effective July 2, 2017.

Compensation of Directors

Each Director that is not an officer is reimbursed the reasonable out-of-pocket expenses in connection with their travel to attend meetings of the Board of Directors. No payments were made to our current directors for the fiscal years ended 2017 and 2018.

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

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock that are shown as beneficially owned by them. In computing the number of shares of Common Stock owned by a person and the percentage ownership of that person, any such shares subject to options and warrants held by that person that are exercisable as of the Record Date or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person. The percent of class is based on 1,886,575 shares of common stock issued and outstanding as of the date of this report. Unless otherwise indicated, the mailing address of each individual is c/o Velt International Group Inc., 1313 N. Grand Ave., #16, Walnut, California

Name	Number of Shares of Common stock	Percentage

Yidan (Andy) Liu [1]	125,500	7%

Jiwen Zhang [1]	125,500	7%

Jun (Charlie) Huang	125,000	7%

Chin Kha Foo	1,132,000	60%

Liew Meng Leong	-0-	-0-%

All Officers and Directors as a Group (2)	1,132,000	60%

[1]	Includes 10,000 shares owned by Jiwen Zhang, wife of Mr. Liu.

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

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended September 30, 2018, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Simon & Edward, LLP was our independent auditor for the fiscal years ended September 30, 2018 and 2017.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditors for fiscal years ended September 30, 2018 and 2017, respectively.

	2018	2017

Audit Fees (i) Simon & Edward, LLP	$10,000	15,500
Audit-Related Fees (ii)		-
Tax Fees (iii)	$800	1,500
All Other Fees (iv)		-
Total	$10,800	$17,000

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

VELT INTERNATIONAL GROUP INC.

Date: December 11, 2018	By:	/s/ Chin Kha Foo
Chin Kha Foo
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Chin Kha Foo	Principal Executive Officer & Principal Accounting Officer & Director	December 11, 2018
Chin Kha Foo	Principal Accounting Officer

/s/ Liew Meng Leong	Director	December 11, 2018
Liew Meng Leong

EXHIBIT INDEX

Number	Description

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes -Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.