Form 10-Q
period 2018-12-31
Velt International Group Inc.
filed 2019-02-14
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

SEC File No. 000-56020

VELT INTERNATIONAL GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	7371	27-5159463
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS I.D.)

273 E. Hillcrest Drive, Thousand Oaks, California	91360
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (323) 713-3244

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

As of February 13, 2019, there were 3,970,032 shares issued and outstanding of the registrant's common stock.

VELT INTERNATIONAL GROUP INC.

Unaudited Condensed Financial Statements

For the three months ended December 31, 2018 and 2017

Table of Contents

Unaudited Condensed Balance Sheets	2

Unaudited Condensed Statements of Operations	3

Unaudited Condensed Statements of Cash Flows	4

Notes to Unaudited Condensed Financial Statements	5

VELT INTERNATIONAL GROUP INC.

CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2018	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$60	$127
Total Current Assets	60	127

Noncurrent assets:
Property and equipment, net	5,935	6,304
Total Noncurrent Assets	5,935	6,304

TOTAL ASSETS	$5,995	$6,431

LIABILITIES AND STOOCKHOLDERS’ DEFICIT
Current liabilities:
Loans from shareholders	$3,722	$220,930
Accrued expenses	8,000	6,763
Total Current Liabilities	11,722	227,693

TOTAL LIABILITIES	11,722	227,693

COMMITMENTS AND CONTNGENCIES

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 1,886,622 shares issued and outstanding as of December 31, 2018 and September 30, 2018	1,887	1,887
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding as of December 31, 2018 and September 30, 2018	-	-
Additional paid-in capital	1,245,353	1,020,563
Accumulated deficit	(1,252,967)	(1,243,712)
TOTAL STOCKHOLDERS’ DEFICIT	(5,727)	(221,262)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,995	$6,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELT INTERNATIONAL GROUP INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31,
	2018	2017

Operating expenses:

Selling, general and administrative expenses	$8,136	$57,639
Depreciation expense	369	-
Total operating expenses	8,505	57,639

Operating loss	(8,505)	(57,639)

Interest expense	750	-

Income loss before income taxes	(9,255)	(57,639)
Income tax expense	-	-
Net loss	(9,255)	(57,639)
Earnings per common share:
Weighted average number of shares, basic and diluted	1,886,622	1,886,622
Net loss per common share, basic and diluted	$(0.00)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELT INTERNATIONAL GROUP INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
	2018	2017

Operating Activities:
Net loss	$(9,255)	$(57,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	369	-
Unearned income	-	7,473
Accrued liabilities	5,097	-
Net cash used in operating activities	(3,789)	(50,166)

Financing Activities:
Loans from shareholders	3,722	22,129
Net cash provided by financing activities	3,722	22,129

Net decrease in cash	(67)	(28,037)
Cash at beginning of the period	127	50,515
Cash at end of the period	$60	$22,478

Non-Cash Financing Activity
Debt forgiveness from a related party	$224,790	$-

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELT INTERNATIONAL GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Velt International Group Inc. (“Velt” or the “Company”) is a Nevada corporation formed on February 7, 2011. Our current principal executive office is located at 273 E. Hillcrest Drive, Thousand Oaks, CA 91360. Tel: 313-713-3244. The Company’s common stock are currently traded on the Over the Counter Pink Sheet (“OTCPINK”) under the symbol “VIGC”.

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

The Board of the Directors approved the stock split of the Company’s issued and outstanding common stock whereby each twenty shares of common stock was converted into one share of common stock. The stock split became effective FINRA on May 21, 2018. Pursuant to the stock split, each issued and outstanding share of the common stock was exchanged for one-twentieth of a share. As a result, each stockholder now owns a reduced number of shares of the Company’s common stock. The number of the Company’s authorized shares of common stock was not affected by the stock split and the shares of common stock retain a par value of $0.001 per share. All share and per share amounts in the financial statements and notes thereto have been restated for all periods presented to give retroactive effect to the stock split.

On November 19, 2018, the Company’s principal shareholder, Mr. Chin Kha Foo (“Mr. Foo”), entered into a Stock Purchase Agreement (the “SPA”) to transfer 60% of the Company’s issued and outstanding shares to Rural Asset Management Services, Inc., a Malaysian company (“RAM”). On December 14, 2018, RAM became the principal shareholder of the Company and Mr. Ali Kasa was appointed to be the Company’s President, CEO, CFO, and Secretary of the Company due to the change in control of the Company.

RAM is an equity investment company with portfolio of interest in biotechnology, healthcare, cancer treatment research and technology, ICT and Crypto Currency. RAM has invested to companies located in Malaysia, Australia and the USA.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates, judgements and assumptions that affect certain amounts reported in the financial statements and footnotes. Accordingly, actual results could differ from those estimates.

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

Cash

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2018 and September 30, 2018, the Company had cash of $60 and $127, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attribute to stockholders of common stock by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus equivalent shares.

The Company only issued one type of shares, i.e., common shares and does not have any potentially dilutive instrument as of December 31, 2018 and 2017.

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

As of December 31, 2018, the Company’s property and equipment consists of computer equipment with a cost of $7,378 and accumulated depreciation of $1,443. As of September 30, 2018, the Company has property and equipment at a cost of $7,378 and accumulated depreciation of $1,074. During the three months ended December 31, 2018 and 2017, the depreciation expenses were $369 and nil, respectively.

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

During the three months ended December 31, 2018 and 2017, the Company recognized revenue of nil from the mobile apps and maintenance services.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically negative working capital, recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company did not generate sufficient revenues to cover its operating expense during the three months ended December 31, 2018. The Company plans to continue obtaining funding from the majority shareholder and the President of the Company to support the Company’s normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Loans from shareholders

On May 24, 2018, the Company issued a promissory note of $249,975, bearing interest rate at 6% and due in twelve months, to Mr. Foo in exchange for cash. On July 17, 2018 and July 25, 2018, the Company made repayments of $100,000 and $90,000 to Mr. Foo, respectively. As of September 30, 2018, the outstanding balance for the promissory note was $59,975. The Company borrowed from Mr. Foo to support its operation and the amount bears no interest and due on demand. The outstanding balance of the borrowings as of September 30, 2018 was $160,955.

On December 14, 2018, Mr. Foo agreed to forgive the Company’s debt of $224,790, which includes the promissory note of $59,975, accrued interest of $3,860, and the borrowings of $160,955. As of December 31, 2018, the Company has debt forgiveness of $224,790 recorded in additional paid-in capital.

The Company borrowed from RAM to support its operation and the amount bears no interest and due on demand. As of December 31, 2018, total outstanding balance of the borrowings was $3,722.

NOTE 4 - INCOME TAXES

The Company recorded no income tax expense or benefit during the three months ended December 31, 2018 and 2017 since the Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. As of December 31, 2018 and September 30, 2018, the aggregate balances of our gross unrecognized tax benefits were $133 thousand and $207 thousand, respectively, of which a valuation allowance recognized against the unrecognized tax benefits.

In December 2017, the Tax Reform Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21 % effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. There is no material impact on the Company’s financial statements as a result of the Tax Reform Act.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of December 31, 2018 and September 30, 2018.

NOTE 6 - SUBSEQUENT EVENTS

On January 8, 2019, the Board of Directors authorized the issuance of 1,000,000 shares of the Company’s common stock to its President for services rendered. The Company relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuance of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On January 16, 2019, under the Company’s 2019 Equity Incentive Plan, the Company issued an aggregate of 700,000 shares of its common stock to three consultants for services rendered to the Company. The Company relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend. The shares were subsequently registered in an S-8 filed with the SEC on January 30, 2019.

On January 22, 2019, the Company executed a Securities Purchase Agreement (the “SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which Labrys purchased a Convertible Promissory Note from the Company in the principal amount of $75,000.00 (the “Note”) dated January 22, 2019. The Note bears interest at the rate of 12% per annum and must be repaid on or before July 22, 2019. The Note may be prepaid at any time before July 22, 2019 without any prepayment penalties. The amounts under the Note may be converted by Labrys at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 65% of the lowest trading price during the 20-day period prior to conversion (as determined in the Note). The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults. The Company also issued 92,500 shares of the Company’s common stock (the “Returnable Shares”) to Labrys as a commitment fee.

On January 22, 2019, the Company entered into an Acquisition Agreement with THF Holdings Pty Ltd., an Australian corporation (“THF”) and Rural Asset Management Services, Inc., THF’s sole shareholder (“Rural”), pursuant to which the Company acquired 100% of the issued and outstanding capital stock of THF in exchange for 4,000,000 shares of the Company’s common stock, valued on January 22, 2019 at $1,000,000. THF is an Australian Cancer treatment and medical device company. Rural, is currently the majority shareholder of the Company. As of February 13, 2019, the 4,000,000 shares have not been issued to THF yet.

On January 24, 2019, the Company entered into an Acquisition Agreement with THF International (Hong Kong) Ltd., a Hong Kong company (“THF Hong Kong”) and the shareholders of THF Hong Kong (the “Shareholders”), pursuant to which the Company acquired 100% of the issued and outstanding capital stock of THF Hong Kong in exchange for 8,000,000 shares of the Company’s common stock, valued at $2,000,000 on January 24, 2019. Through its two subsidiaries, THF Hong Kong operates a cancer treatment clinic and medical device company and a management company, respectively, both of which are located in South Africa. Rural Asset Management Services, Inc., a majority shareholder of the Company, owns 90% of THF Hong Kong. As of February 13, 2019, the 8,000,000 shares have not been issued to THF Hong Kong and the shareholders of THF Hong Kong yet.

On January 24, 2019, the Company entered into an Acquisition Agreement with Natural Health Farm (Labuan) Inc. (“NHF”) and the shareholders of NHF (the “Shareholders”), pursuant to which the Company acquired 100% of the issued and outstanding capital stock of NHF in exchange for 40,000,000 shares of the Company’s common stock, valued at $10,000,000 on January 24, 2019. The Company shall obtain a valuation report on the value of NHF and the exact purchase price in Company shares will be the valuation price or $10,000,000, whichever is less. NHF is a Malaysian company concentrating on clinical life sciences and holds an exclusive license for registering and commercializing Photosoft technology for treatment of all cancers in the Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. The human clinical trial efforts have started in Australia and China conducted by Hudson Medical Institute, Australia. As of February 13, 2019, the 10,000,000 shares have not been issued to NHF and the shareholders of NHF yet.

On January 25, 2019, the Company issued 200,000 shares of its common stock to a consultant for services rendered to the Company. The Company relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On January 29, 2019, the Company sold 90,910 shares in a private placement to a non-affiliated Hong Kong corporation for $20,100. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On January 30, 2019, the Company filed a registration statement under the Securities Act of 1933 for the 2019 Equity Incentive Plan. The purpose of this Plan is to provide incentives to attract and retain and motivate eligible persons whose present and potential contributions are important to the success of the Company, and any Parents and Subsidiaries that exist now or in the future, by offering them an opportunity to participate in the Company’s future performance through the grant of Awards. The total number of Shares reserved and available for grant and issuance pursuant to this Plan as of the date of adoption of the Plan by the Board is 3,000,000 shares.

VELT INTERNATIONAL GROUP INC.

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

Overview

Velt International Group Inc. (“Velt” or the “Company”) is a Nevada corporation formed on February 7, 2011. Our current principal executive office is located at 273 E. Hillcrest Drive, Thousand Oaks, CA 91360. Tel: 313-713-3244.

On November 19, 2018, the Company’s principal shareholder, Mr. Chin Kha Foo (“Mr. Foo”), entered into a Stock Purchase Agreement (the “SPA”) to transfer 60% of the Company’s issued and outstanding shares to Rural Asset Management Services, Inc., a Malaysian company (“RAM”). On December 14, 2018, RAM became the principal shareholder of the Company and Mr. Ali Kasa was appointed to be the Company’s President, CEO, CFO, and Secretary of the Company due to the change in control of the Company.

Prior to the change in the control, the Company’s focus is to develop mobile application system (the “mobile app”) which supports third party payment, online booking and other management functions, and allows users to get special discounts when the users purchase from merchants listed in the mobile app through its online payment system.

RAM is an equity investment company with portfolio of interest in biotechnology, healthcare, cancer treatment research and technology, ICT and Crypto Currency. RAM has invested to companies located in Malaysia, Australia and the USA.

The Company continues to look for other opportunities which could potentially increase the profits of the Company in the year of 2019.

Current Operational Activities

Prior to the change in the control, the Company was to focus on the development and designs of a mobile application (the “Mobile App”) for a third-party company in Hong Kong. The Mobile App allows users to book airline ticket, train ticket and taxi cabs, play online games, facilitate payments for utilities and other services, and to facilitate shipping services and so forth.

With acquisition of THF Holdings Pty Ltd, THF International (Hong Kong) Ltd and Natural Health Farm (Labuan) Inc., the company has decided to embark in life science as a sector to operate and cancer treatment as an area that it will develop its expertise and business.

Results of Operations

For the three months ended December 31, 2018 and 2017

Operating Expense

Our expenses consist of selling, general and administrative expenses and depreciation expense as follows:

For the three months ended December 31, 2018 and 2017, there was a total of $8,505 and $57,639 operating expenses, respectively. The decrease was primarily due to the limited operation activities incurred in this period.

Net Loss

We incurred net loss of $9,255 and $57,639 for the three months ended December 31, 2018 and 2017.

Taxation

On December 22, 2017, the United States Congress and the Administration have approved a bill reforming the US corporate income tax code which will reduce corporate tax rate from 35% to 21%. The rate reduction became effective on January 1, 2018. The carrying value of our deferred tax assets is also determined by the enacted US corporate income tax rate. The net effect of the tax reform enactment on financial statements is $nil for the three months ended December 31, 2018.

Equity and Capital Resources

We had an accumulated deficit of $1,252,967 as of December 31, 2018. As of December 31, 2018, we had cash of $60 and a negative working capital of $11,662, compared to cash of $127 and a negative working capital of $227,566 as of September 30, 2018. The increase in the working capital was primarily due to loan forgiveness by the previous principal shareholder during this period.

We had no material commitments for capital expenditures as of December 31, 2018. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2017 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2018, our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

On January 8, 2019, the Board of Directors authorized the issuance of 1,000,000 shares of the Company’s common stock to its President for services rendered. The Company relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuance of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On January 16, 2019, under the Company’s 2019 Equity Incentive Plan, the Company issued an aggregate of 700,000 shares of its common stock to three consultants for services rendered to the Company. The Company relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend. The shares were subsequently registered in an S-8 filed with the SEC on January 30, 2019.

On January 25, 2019, the Company issued 200,000 shares of its common stock to a consultant for services rendered to the Company. The Company relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On January 29, 2019, the Company sold 90,910 shares in a private placement to a non-affiliated Hong Kong corporation for $20,100. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not Applicable

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Velt International Group Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Ali Kasa	February 13, 2019	/s/ Ali Kasa

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ali Kasa	Ali Kasa	Principal Executive Officer,	February 13, 2019
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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