Form 10-Q
period 2019-03-31
Velt International Group Inc.
filed 2019-06-19
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

SEC File No. 000-56020

VELT INTERNATIONAL GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	7371	27-5159463
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS I.D.)

23548 Calabasas Road, Suite 106 Calabasas, California	91302
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 323-713-3244

273 E. Hillcrest Drive, Thousand Oaks, CA 91360

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VIGC	OTC Markets Group

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 18, 2019, there were 59,800,032 shares issued and outstanding of the registrant’s common stock.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Financial Statements

For the six months ended March 31, 2019 and 2018

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$37,908	$127
Other receivables	8,000	-
Total Current Assets	45,908	127

Loan receivables owed by related parties	1,764,126	-
Property and equipment, net	1,071,658	6,304
Other asset	1,800,000	-
TOTAL ASSETS	$4,681,692	$6,431

LIABILITIES AND STOOCKHOLDERS’ DEFICIT
Current liabilities:
Loans from shareholders	$27,264	$220,930
Note payable	75,000	-
Accrued expenses and other payables	4,101	6,763
Total Current Liabilities	106,365	227,693

TOTAL LIABILITIES	106,365	227,693

COMMITMENTS AND CONTNGENCIES

sTOCKHOLDERS’ equity (DEFICIT):
Common stock, $0.001 par value; 500,000,000 shares authorized; 19,090,032 and 1,886,622 shares issued and outstanding as of March 31, 2019 and September 30, 2018	19,090	1,887
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding as of March 31, 2019 and September 30, 2018	-	-
Additional paid-in capital	6,521,054	1,020,563
Accumulated deficit	(1,970,522)	(1,243,712)
Accumulated other comprehensive income	5,705	-
TOTAL EQUITY	4,575,327	(221,262)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,681,692	$6,431

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31	March 31	March 31	March 31
	2019	2018	2019	2018

Revenues	$-	$15,048	$-	$15,048
Cost of goods sold	-	-	-	-
Gross profit	-	15,048	-	15,048

Operating expenses:
Selling, general and administrative expenses	726,147	95,139	718,011	37,500
Depreciation expense	738	336	369	336
Total operating expenses	726,885	95,475	718,380	37,836

Loss from operation	(726,885)	(80,427)	(718,380)	(22,788)

Other income, net	75	-	825	-
Loss before income taxes	(726,810)	(80,427)	(717,555)	(22,788)
Income tax expense	-	-	-	-
Net loss	(726,810)	(80,427)	(717,555)	(22,788)

Other comprehensive income, net of tax:
Foreign currency translation gain	5,705	-	5,705	-
Total comprehensive loss	$(721,105)	$(80,427)	$(711,850)	$(22,788)

Weighted average shares, basic and diluted	6,007,512	1,886,622	4,120,890	1,886,622
Net loss per shares, basic and diluted	$(0.12)	$(0.04)	$(0.17)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity

Balance September 30, 2017	1,886,622	$1,887	$1,020,563	$(1,058,093)	$-	$(35,643)

Net loss during the period	-	-	-	(80,427)	-	(80,427)

Balance March 31, 2018	1,886,622	$1,887	$1,020,563	$(1,138,520)	$-	$(116,070)

Balance September 30, 2018	1,886,622	$1,887	$1,020,563	$(1,243,712)	$-	$(221,262)

Issuance of common stock for cash	3,503,410	3,503	243,786	-	-	247,290
Issuance of common stock for services	2,500,000	2,500	628,500	-	-	631,000
Issuance of common stock for acquisitions	11,200,000	11,200	2,788,800	-	-	2,800,000
Acquisition of a subsidiary under common control	-	-	1,839,405	-	-	1,839,405
Net loss during the period	-	-	-	(726,810)	-	(726,810)
Foreign currency translation gain	-	-	-	-	5,705	5,705

Balance March 31, 2018	19,090,032	$19,090	$6,521,054	$(1,970,522)	$5,705	$4,575,327

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	March 31	March 31
	2019	2018

Operating Activities:
Net loss	$(726,810)	$(80,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash portion of share-based compensation for service	631,000	-
Depreciation expense	738	336
Changes in operating assets and liabilities:
Other receivables	(8,000)	-
Accrued and other liabilities	(3,013)	-
Net cash used in operating activities	(106,085)	(80,091)

Investing Activities:
Cash received from acquisition	38,704	-
Purchases of property and equipment	-	(7,378)
Net cash provided by (used in) investing activities	38,704	(7,378)

Financing Activities:
Loans from shareholders	-	52,997
Proceeds from note payable	75,000	-
Repayment of loans from shareholders	(217,109)	-
Issuance of common stock	247,290	-
Net cash provided by financing activities	105,180	52,997

Effect of Exchange Rate on Cash	(18)	-
Net increase (decrease) in cash	37,781	(34,472)
Cash at beginning of the period	127	50,515
Cash at end of the period	$37,908	$16,043

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Issuance of common stock for services	$631,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Velt International Group Inc. (“Velt”) is a Nevada corporation formed on February 7, 2011. Our current principal executive office is located at 273 E. Hillcrest Drive, Thousand Oaks, CA 91360. Velt’s common stock are currently traded on the Over the Counter Pink Sheet (“OTCPINK”) under the symbol “VIGC”.

On November 19, 2018, Velt’s former principal shareholder, Mr. Chin Kha Foo (“Mr. Foo”), entered into a Stock Purchase Agreement (the “SPA”) to transfer 60% of the Velt’s issued and outstanding shares to Rural Asset Management Services, Inc., a Malaysian company (“Rural”). On December 14, 2018, Rural became the principal shareholder of Velt and Mr. Ali Kasa was appointed to be Velt’s President, CEO, CFO, and Secretary of Velt due to the change in control of Velt. Rural is an equity investment company with portfolio of interest in biotechnology, healthcare, cancer treatment research and technology, ICT and Crypto Currency. Rural has invested to companies located in Malaysia, Australia and the USA.

On January 22, 2019, Velt entered into an Acquisition Agreement with THF Holdings Pty Ltd., an Australian corporation (“THF”) and Rural, pursuant to which Velt acquired 100% of the issued and outstanding capital stock of THF in exchange for 4,000,000 shares of Velt’s common stock, valued on January 22, 2019 at $1,000,000. THF is an Australian Cancer treatment and medical device company. Rural is the majority shareholder of THF. In March 2019,

On January 24, 2019, Velt entered into an Acquisition Agreement with THF International (Hong Kong) Ltd., a Hong Kong company (“THF Hong Kong”) and the shareholders of THF Hong Kong, pursuant to which Velt acquired 100% of the issued and outstanding capital stock of THF Hong Kong in exchange for 8,000,000 shares of Velt’s common stock, valued at $2,000,000 on January 24, 2019. On May 13, 2019, Velt executed an Amendment to the January 24, 2019 Acquisition Agreement with THF Hong Kong (the “Amendment”), wherein Velt agreed to acquire only 85% of THF Hong Kong and reduce the purchase price to 6,800,000 shares from 8,000,000 shares. Therefore, 1,200,000 shares will be returned to Velt. THF Hong Kong operates a cancer treatment clinic and medical device company and a management company, respectively, both of which are located in South Africa. Rural has 90% interest in THF Hong Kong. As of March 31, 2019, the acquisition of THF Hong Kong has not completed.

On January 24, 2019, Velt entered into an Acquisition Agreement with Natural Health Farm (Labuan) Inc. (“NHF”) and the shareholders of NHF, pursuant to which Velt acquired 100% of the issued and outstanding capital stock of NHF in exchange for 40,000,000 shares of Velt’s common stock, valued at $10,000,000 on January 24, 2019. Velt shall obtain a valuation report on the value of NHF and the exact purchase price in Company shares will be the valuation price or $10,000,000, whichever is less. NHF is a Malaysian company concentrating on clinical life sciences and holds an exclusive license for registering and commercializing Photosoft technology for treatment of all cancers in the Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. The human clinical trial efforts have started in Australia and China conducted by Hudson Medical Institute, Australia. As of March 31, 2019, the 10,000,000 shares have not been issued to NHF.

In March 2019, the acquisition of THF was completed and THF became a subsidiary of Velt. In addition, the acquisition was accounted for business combination under common control of Rural. As of March 31, 2019, THF Hong Kong and NHF were not consolidated since the acquisitions of THF Hong Kong and NHF are not completed.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements of Velt and its subsidiary (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Velt and its subsidiary as discussed in Note 1. All intercompany transactions and balances have been eliminated in the consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates, judgements and assumptions that affect certain amounts reported in the consolidated financial statements and footnotes. Accordingly, actual results could differ from those estimates.

Recent Accounting Pronouncements

Management believes none of the recently issued accounting pronouncements will have a material impact on the consolidated financial statements.

Foreign Currency Translation

The Company’s consolidated financial statements are presented in U.S. dollars (USD), which is the Company’s reporting and functional currency. The functional currency of the Company’s subsidiary is AUD. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income”. Gains and losses resulting from the translation of foreign currency transactions are reflected in the consolidated statements of operations and other comprehensive income (loss). Monetary assets and liabilities denominated in foreign currency are translated at the functional currency using the rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the consolidated statements of operations and other comprehensive income (loss).

The Company translates the assets and liabilities into USD using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from AUD into USD are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for consolidated financial statements are as follows:

Exchange rate as of March 31, 2019	AUD1.40770 to USD1.00
Average rate for the six months ended March 31, 2019	AUD1.39760 to USD1.00

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurement” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources. In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs— Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs— Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs— Inputs based on valuation techniques that are both unobservable and significant to the overall fair value measurements

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure, fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of current financial assets and liabilities approximated their fair values due to the short maturity of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Concentration of Credit Risk

The Company maintains its cash in bank accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash in bank.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2019 and September 30, 2018, the Company had cash in bank of $37,908 and $127, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attribute to stockholders of common stock by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus equivalent shares.

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible notes and preferred stock when the effect would be dilutive. The Company only issued common stock and does not have any potentially dilutive instrument as of March 31, 2019 and 2018.

Property and equipment

Property and equipment are carried at cost and, less accumulated depreciation. Depreciation has been determined using a straight-line method over the estimated useful lives of the related assets, which are 5 years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposal. The Company examines the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is computed by applying straight line method and estimated lives are as follows:

Category	Useful Life
Laser equipment	10
Computer equipment	5

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

The Company recognized nil of revenue from the mobile apps for the six months and three months ended March 31, 2019 due to change of the control. During the six months and three months ended March 31, 2018, the Company recognized revenue from the mobile apps in the amount of $15,084.

Going Concern Assessment

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically negative working capital, recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company did not generate revenues to cover its operating expense during the six months ended March 31, 2019.

The Company plans to continue obtaining funding from the majority shareholder and the President of the Company to support the Company’s normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2019 and September 30, 2018, property and equipment consisted of the following:

	March 31, 2019	September 30, 2018
Laser equipment	$1,066,092	$-
Computer equipment	7,378	7,378
Total	1,073,470	7,378
Less: accumulated depreciation	(1,812)	(1,074)
Total property and equipment, net	$1,071,658	$6,304

During the six months ended March 31, 2019 and 2018, the depreciation expenses were $738 and $336, respectively.

NOTE 4 – OTHER ASSET

As of March 31, 2019, other asset consists of the prepaid investment of $1,800,000 associated to the acquisition of 85% interest in THF Hong Kong. As of March 31, 2019, the acquisition of THF Hong Kong has yet completed. See Note 1 for details.

NOTE 5 –NOTE PAYABLE

On January 22, 2019, the Company executed a Securities Purchase Agreement with Labrys Fund, LP (“Labrys”), pursuant to which Labrys purchased a Convertible Promissory Note from the Company in the principal amount of $75,000.00 (the “Note”) dated January 22, 2019. The Note bears interest at the rate of 12% per annum and must be repaid on or before July 22, 2019. The Note may be prepaid at any time before July 22, 2019 without any prepayment penalties. The amounts under the Note may be converted by Labrys at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 65% of the lowest trading price during the 20-day period prior to conversion. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

NOTE 6 – STOCK-BASED COMPENSATION

The Company accounts for stock issued for services using the fair value method in accordance with ASC 718, Stock-Based Compensation, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

On January 8, 2019, the Board of Directors authorized the issuance of 1,000,000 shares of the Company’s common stock to its President for services rendered at $0.25 per share.

On January 14, 2019, under the Company’s 2019 Equity Incentive Plan, the Company issued an aggregate of 900,000 shares to a consultant for services rendered to the Company at $0.25 per share.

On January 31, 2019, the Company issued 600,000 shares of its common stock to other three consultants for services rendered to the Company at $0.25 per share.

NOTE 7 - INCOME TAXES

The Company recorded no income tax expense or benefit during the six months ended March 31, 2019 and 2018 since the Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. As of March 31, 2019 and September 30, 2018, the aggregate balances of our gross unrecognized tax benefits were $284 thousand and $207 thousand, respectively, of which a valuation allowance recognized against the unrecognized tax benefits.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of March 31, 2019 and 2018.

NOTE 9 - RELATED PARTY TRANSACTIONS

Loans receivable owed by related parties

As of March 31, 2019 and September 30, 2018, the Company had loans receivables as follows:

	March 31, 2019	September 30, 2018
THF Hong Kong	$1,709,616	$-
HCC Century City (affiliate)	54,510	-
Total	$1,764,126	$-

The amounts owed by THF Hong Kong and HCC Century City bears no interest, unsecured, and due on demand.

Loans from shareholders

The Company borrowed from the shareholders to support its operation and the amount bears no interest and due on demand. The outstanding balance as of March 31, 2019 and September 30, 2018 were $27,264 and $220,930, respectively.

NOTE 10– SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and determined that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements except for the follows:

On January 24, 2019, Velt entered into an Acquisition Agreement with Natural Health Farm (Labuan) Inc. (“NHF”) and the shareholders of NHF, pursuant to which Velt acquired 100% of the issued and outstanding capital stock of NHF in exchange for 40,000,000 shares of Velt’s common stock, valued at $10,000,000 on January 24, 2019. Velt shall obtain a valuation report on the value of NHF and the exact purchase price in Company shares will be the valuation price or $10,000,000, whichever is less. NHF is a Malaysian company concentrating on clinical life sciences and holds an exclusive license for registering and commercializing Photosoft technology for treatment of all cancers in the Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. The human clinical trial efforts have started in Australia and China conducted by Hudson Medical Institute, Australia. As of March 31, 2019, the 10,000,000 shares have not been issued to NHF.

On May 13, 2019, Velt executed an Amendment to the January 24, 2019 Acquisition Agreement with THF Hong Kong (the “Amendment”), wherein Velt agreed to acquire only 85% of THF Hong Kong and reduce the purchase price to 6,800,000 shares from 8,000,000 shares. Therefore, 1,200,000 shares will be returned to Velt. THF Hong Kong operates a cancer treatment clinic and medical device company and a management company, respectively, both of which are located in South Africa. Rural has 90% interest in THF Hong Kong. As of March 31, 2019, the acquisition of THF Hong Kong has not completed.

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

Overview

Velt International Group Inc. (“Velt”) is a Nevada corporation formed on February 7, 2011. Our current principal executive office is located at 273 E. Hillcrest Drive, Thousand Oaks, CA 91360.

On November 19, 2018, Velt’s former principal shareholder, Mr. Chin Kha Foo (“Mr. Foo”), entered into a Stock Purchase Agreement (the “SPA”) to transfer 60% of the Velt’s issued and outstanding shares to Rural Asset Management Services, Inc., a Malaysian company (“Rural”). On December 14, 2018, Rural became the principal shareholder of Velt and Mr. Ali Kasa was appointed to be Velt’s President, CEO, CFO, and Secretary of Velt due to the change in control of Velt. Rural is an equity investment company with portfolio of interest in biotechnology, healthcare, cancer treatment research and technology, ICT and Crypto Currency. Rural has invested to companies located in Malaysia, Australia and the USA.

On January 22, 2019, Velt entered into an Acquisition Agreement with THF Holdings Pty Ltd., an Australian corporation (“THF”) and Rural, pursuant to which Velt acquired 100% of the issued and outstanding capital stock of THF in exchange for 4,000,000 shares of Velt’s common stock, valued on January 22, 2019 at $1,000,000. THF is an Australian Cancer treatment and medical device company. Rural is the majority shareholder of THF. In March 2019,

On January 24, 2019, Velt entered into an Acquisition Agreement with THF International (Hong Kong) Ltd., a Hong Kong company (“THF Hong Kong”) and the shareholders of THF Hong Kong, pursuant to which Velt acquired 100% of the issued and outstanding capital stock of THF Hong Kong in exchange for 8,000,000 shares of Velt’s common stock, valued at $2,000,000 on January 24, 2019. On May 13, 2019, Velt executed an Amendment to the January 24, 2019 Acquisition Agreement with THF Hong Kong (the “Amendment”), wherein Velt agreed to acquire only 85% of THF Hong Kong and reduce the purchase price to 6,800,000 shares from 8,000,000 shares. Therefore, 1,200,000 shares will be returned to Velt. THF Hong Kong operates a cancer treatment clinic and medical device company and a management company, respectively, both of which are located in South Africa. Rural has 90% interest in THF Hong Kong.

On January 24, 2019, Velt entered into an Acquisition Agreement with Natural Health Farm (Labuan) Inc. (“NHF”) and the shareholders of NHF, pursuant to which Velt acquired 100% of the issued and outstanding capital stock of NHF in exchange for 40,000,000 shares of Velt’s common stock, valued at $10,000,000 on January 24, 2019. Velt shall obtain a valuation report on the value of NHF and the exact purchase price in Company shares will be the valuation price or $10,000,000, whichever is less. NHF is a Malaysian company concentrating on clinical life sciences and holds an exclusive license for registering and commercializing Photosoft technology for treatment of all cancers in the Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. The human clinical trial efforts have started in Australia and China conducted by Hudson Medical Institute, Australia. As of March 31, 2019, the 10,000,000 shares have not been issued to NHF.

In March 2019, the acquisition of THF was completed and THF became a subsidiary of Velt. In addition, the acquisition was accounted for business combination under common control of Rural. As of March 31, 2019, THF Hong Kong and NHF were not consolidated since the acquisitions of THF Hong Kong and NHF are not completed.

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

Results of Operations

For the six months ended March 31, 2019 and 2018

Revenue

There was nil and $15,048 revenue generated for the six months ended March 31, 2019 and 2018. The decrease was attributable to due to the change of the management team of the Company. The Company continues looking for other opportunities which could potentially increase the profits of the Company.

Cost of Goods Sold

There was no cost of goods sold incurred for the six months ended March 31, 2019 and 2018, respectively.

Operating Expense

For the six months ended March 31, 2019 and 2018, the Company had $726,885 and $95,475 of operating expense respectively. The increase in the operating expense was primarily resulted from that the share-based compensation of $631,000 granted to the Company’s officer and consultants.

Net Loss

We incurred net loss of $726,810 and $80,427 for the six months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019 and 2018

Revenue

There was nil and $15,048 revenue generated for the three months ended March 31, 2019 and 2018. The decrease was attributable to due to the change of the management team of the Company. The Company continues looking for other opportunities which could potentially increase the profits of the Company.

Cost of Goods Sold

There was no cost of goods sold incurred for the three months ended March 31, 2019 and 2018, respectively.

Operating Expense

For the three months ended March 31, 2019 and 2018, the Company had $718,380 and $37,836 of operating expense respectively. The increase in the operating expense was primarily resulted from that the share-based compensation of $631,000 granted to the Company’s officer and consultants.

Net Loss

We incurred net loss of $711,850 and $22,788 for the three months ended March 31, 2019 and 2018, respectively.

Equity and Capital Resources

We have incurred losses for the six months ended March 31, 2019 and 2018, and had an accumulated deficit of $1,970,522 as of March 31, 2019. As of March 31, 2019, we had cash of $37,908 and a negative working capital of $60,457, compared to cash of $127 and a negative working capital of $227,566 as of September 30, 2018. The decrease in the working capital was primarily due to loan from shareholders to disburse the operating expense.

We had no material commitments for capital expenditures as of March 31, 2019. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2019 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2019, our disclosure controls and procedures were not effective.

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

Velt International Group Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Ali Kasa	June 19, 2019	/s/ Ali Kasa

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Ali Kasa	Ali Kasa	Principal Executive Officer,	June 19, 2019
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.