Form 10-Q
period 2019-06-30
Velt International Group Inc.
filed 2019-08-15
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

SEC File No. 000-56020

VELT INTERNATIONAL GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	7371	27-5159463
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS I.D.)

14, Jalan Penguasa B U1/53B Temasya Glenmarie, Shah Alam, Selangor, Malaysia	40150
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +60(3) 5569 0638

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 14, 2019, there were 12,907,532 shares issued and outstanding of the registrant’s common stock.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Financial Statements

For the nine months ended June 30, 2019 and 2018

i

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$3,639	$127
Other receivables	5,500	-
Total Current Assets	9,139	127

Loan receivables owed by related parties	252,615	-
Property and equipment, net	1,037,744	6,304
Other asset	11,700,000	-
TOTAL ASSETS	$12,999,498	$6,431

LIABILITIES AND STOOCKHOLDERS’ DEFICIT
Current liabilities:
Loans from shareholders	$25,200	$220,930
Note payable	75,000	-
Accrued expenses and other payables	20,192	6,763
Total Current Liabilities	120,392	227,693

TOTAL LIABILITIES	120,392	227,693

COMMITMENTS AND CONTNGENCIES

sTOCKHOLDERS’ equity (DEFICIT):
Common stock, $0.001 par value; 500,000,000 shares authorized; 59,800,032 and 1,886,622 shares issued and outstanding as of June 30, 2019 and September 30, 2018	59,800	1,887
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding as of June 30, 2019 and September 30, 2018	-	-
Additional paid-in capital	15,158,523	1,020,563
Accumulated deficit	(2,324,729)	(1,243,712)
Accumulated other comprehensive income	(14,488)	-
TOTAL EQUITY	12,879,106	(221,262)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,999,498	$6,431

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	June 30	June 30	June 30	June 30
	2019	2018	2019	2018

Revenues	$-	$17,048	$-	$2,000
Cost of goods sold	-	-	-	-
Gross profit	-	17,048	-	2,000

Operating expenses:
Selling, general and administrative expenses	1,049,809	129,992	323,662	34,853
Depreciation expense	28,170	705	27,432	369
Total operating expenses	1,077,979	130,697	351,094	35,222

Loss from operation	(1,077,979)	(113,649)	(351,094)	(33,222)

Other income, net	(3,038)	(37,520)	(3,113)	(37,520)
Loss before income taxes	(1,081,017)	(151,169)	(354,207)	(70,742)
Income tax expense	-	-	-	-
Net loss	(1,081,017)	(151,169)	(354,207)	(70,742)

Other comprehensive income, net of tax:
Foreign currency translation gain	(14,488)	-	(20,193)	-
Total comprehensive loss	$(1,095,505)	$(151,169)	$(374,400)	$(70,742)

Weighted average shares, basic and diluted	17,823,777	1,886,662	14,045,396	1,886,662
Net loss per shares, basic and diluted	$(0.06)	$(0.08)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity

Balance September 30, 2017	1,886,622	$1,887	$1,020,563	$(1,058,093)	$-	$(35,643)

Net loss during the period	-	-	-	(151,169)	-	(151,169)

Balance June 30, 2018	1,886,622	$1,887	$1,020,563	$(1,209,262)	$-	$(186,812)

Balance September 30, 2018	1,886,622	$1,887	$1,020,563	$(1,243,712)	$-	$(221,262)

Issuance of common stock for cash	120,910	121	301,561	-	-	301,682
Issuance of common stock for services	6,992,500	6,993	853,008	-	-	860,000
Issuance of common stock for acquisitions	51,200,000	51,200	12,748,800	-	-	12,800,000
Acquisition of a subsidiary under common control	-	-	334,191	-	-	334,191
Retirement of common stock	(400,000)	(400)	(99,600)	-	-	(100,000)
Net loss during the period	-	-	-	(1,081,017)	-	(1,081,017)
Foreign currency translation gain	-	-	-	-	(14,488)	(14,488)

Balance June 30, 2019	59,800,032	$59,800	$15,158,524	$(2,324,729)	$(14,488)	$12,879,106

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30	June 30
	2019	2018

Operating Activities:
Net loss	$(1,081,017)	$(151,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash portion of share-based compensation for service	860,000	-
Depreciation expense	28,170	705
Loss on cancellation of escrow contract	-	36,000
Changes in operating assets and liabilities:
Accounts receivable	-	(2,000)
Other receivables	(5,500)	-
Accrued and other liabilities	13,083	4,520
Net cash used in operating activities	(185,264)	(114,464)

Investing Activities:
Cash received from acquisition	28,390	-
Purchases of property and equipment	-	(7,378)
Payment of escrow deposit	-	(250,000)
Net cash provided by (used in) investing activities	28,390	(257,378)

Financing Activities:
Loans from shareholders	-	324,772
Proceeds from note payable	75,000	-
Repayment of loans from shareholders	(218,885)	-
Issuance of common stock	301,682	-
Net cash provided by financing activities	157,797	324,772

Effect of Exchange Rate on Cash	2,589	-
Net increase (decrease) in cash	3,512	(44,550)
Cash at beginning of the period	127	50,515
Cash at end of the period	$3,639	$5,965

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Issuance of common stock for services	$860,000	$-
Issuance of common stock for acquisitions	$12,800,000	$-
Cancellation of common stock	$100,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

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

On January 24, 2019, Velt entered into an Acquisition Agreement with THF International (Hong Kong) Ltd., a Hong Kong company (“THF Hong Kong”) and the shareholders of THF Hong Kong, pursuant to which Velt acquired 100% of the issued and outstanding capital stock of THF Hong Kong in exchange for 8,000,000 shares of Velt’s common stock, valued at $2,000,000 on January 24, 2019. On May 13, 2019, Velt executed an Amendment to the January 24, 2019 Acquisition Agreement with THF Hong Kong (the “Amendment”), wherein Velt agreed to acquire only 85% of THF Hong Kong and reduce the purchase price to 6,800,000 shares from 8,000,000 shares. Therefore, 1,200,000 shares will be returned to Velt. THF Hong Kong operates a cancer treatment clinic and medical device company and a management company, respectively, both of which are located in South Africa. Rural has 90% interest in THF Hong Kong.  On August 4, 2019, Velt and the shareholders of THF Hong Kong agreed to terminate the acquisition agreement dated January 24, 2019.

On January 24, 2019, Velt entered into an Acquisition Agreement with Natural Health Farm (Labuan) Inc. (“NHF”) and the shareholders of NHF, pursuant to which Velt acquired 100% of the issued and outstanding capital stock of NHF in exchange for 40,000,000 shares of Velt’s common stock, valued at $10,000,000 on January 24, 2019. Velt shall obtain a valuation report on the value of NHF and the exact purchase price in Company shares will be the valuation price or $10,000,000, whichever is less. NHF is a Malaysian company concentrating on clinical life sciences and holds an exclusive license for registering and commercializing Photosoft technology for treatment of all cancers in the Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. The human clinical trial efforts have started in Australia and China conducted by Hudson Medical Institute, Australia. On August 4, 2019, Velt and the shareholders of NHF agreed to terminate the acquisition agreement dated January 24, 2019.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Exchange rate as of June 30, 2019	AUD1.42670 to USD1.00
Average rate for the nine months ended June 30, 2019	AUD1.40730 to USD1.00

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurement” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources. In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs — Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs — Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs — Inputs based on valuation techniques that are both unobservable and significant to the overall fair value measurements

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2019 and September 30, 2018, the Company had cash in bank of $3,639 and $127, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attribute to stockholders of common stock by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus equivalent shares.

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible notes and preferred stock when the effect would be dilutive. The Company only issued common stock and does not have any potentially dilutive instrument as of June 30, 2019 and 2018.

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

The Company recognized nil of revenue from the mobile apps for the nine months and three months ended June 30, 2019 due to change of the control. During the nine months and three months ended June 30, 2018, the Company recognized revenue from the mobile apps in the amount of $17,048 and $2,000, respectively.

Going Concern Assessment

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically negative working capital, recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company did not generate revenues to cover its operating expense during the nine months ended June 30, 2019. The Company plans to continue obtaining funding from the majority shareholder and the President of the Company to support the Company’s normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2019 and September 30, 2018, property and equipment consisted of the following:

	June 30, 2019	September 30, 2018
Laser equipment	$1,217,907	$-
Computer equipment	7,378	7,378
Total	1,225,285	7,378
Less: accumulated depreciation	(187,541)	(1,074)
Total property and equipment, net	$1,037,744	$6,304

During the nine months ended June 30, 2019 and 2018, the depreciation expenses were $28,170 and $705, respectively.

NOTE 4 – OTHER ASSET

As of June 30, 2019, other asset consists of the prepaid investment of $1,700,000 and $10,000,000 associated to the acquisition of 85% interest in THF Hong Kong and 100% interest in NHF. On August 4, 2019, the acquisitions of THF Hong Kong and NHF were terminated. See Note 1 for details.

NOTE 5 – NOTE PAYABLE

On January 22, 2019, the Company executed a Securities Purchase Agreement with Labrys Fund, LP (“Labrys”), pursuant to which Labrys purchased a Convertible Promissory Note from the Company in the principal amount of $75,000.00 (the “Note”) dated January 22, 2019. The Note bears interest at the rate of 12% per annum and must be repaid on or before July 22, 2019. The Note may be prepaid at any time before July 22, 2019 without any prepayment penalties. The amounts under the Note may be converted by Labrys at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 65% of the lowest trading price during the 20-day period prior to conversion. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults. In July 2019, the Company fully paid off the Note.

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

On January 30, 2019, the Company issued 500,000 shares of its common stock to two consultants for services rendered to the Company at $0.25 per share.

On January 31, 2019, the Company issued 400,000 shares of its common stock to other two consultants for services rendered to the Company at $0.25 per share.

On April 8, 2019, the Company issued 200,000 shares of its common stock to one consultant for services rendered to the Company at $0.25 per share.

On April 26, 2019, the Company issued 900,000 shares of its common stock to one consultant for services rendered to the Company at $0.25 per share.

NOTE 7 – INCOME TAXES

The Company recorded no income tax expense or benefit during the nine months ended June 30, 2019 and 2018 since the Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. As of June 30, 2019 and September 30, 2018, the aggregate balances of our gross unrecognized tax benefits were $343 thousand and $207 thousand, respectively, of which a valuation allowance recognized against the unrecognized tax benefits.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of June 30, 2019 and 2018.

NOTE 9 – RELATED PARTY TRANSACTIONS

Loans receivable owed by related parties

As of June 30, 2019 and September 30, 2018, the Company had loans receivables as follows:

	June 30, 2019	September 30, 2018
THF Hong Kong	$198,832	$-
HCC Century City (affiliate)	53,783	-
Total	$252,615	$-

The amounts owed by THF Hong Kong and HCC Century City bears no interest, unsecured, and due on demand.

Loans from shareholders

The Company borrowed from the shareholders to support its operation and the amount bears no interest and due on demand. The outstanding balance as of June 30, 2019 and September 30, 2018 were $25,200 and $220,930, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and determined that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements except for the follows:

On August 4, 2019, Velt International Group Inc. (the “Registrant”) entered into a Rescission Agreement and Mutual Release (the “Agreement”) with National Health Farm, Inc. (“NHF”) and Taleo Holdings, a 50% shareholder of NHF and Greenvest Limited, a 50% shareholder of NHF (collectively the “Shareholders”). On the terms and subject to the conditions of the Agreement the Registrant and the Shareholders agreed to rescind that certain Acquisition Agreement dated January 24, 2019, which was subsequently amended (collectively the “Acquisition Agreement”). The principal reason for the rescission was, among other things, the inability of NHF to provide audited financial statements which were essential for the Registrant to maintain its SEC reporting status. At the Closing the Shareholders returned to the Registrant the 40,000,000 shares of the Registrant’s common stock received pursuant to the Acquisition Agreement and the Registrant returned all of the shares of NHF that the Registrant received pursuant to the Acquisition Agreement back to the Shareholders. In accordance with the Agreement all parties released each other from any liability which may have arisen in regard to the execution of the Acquisition Agreement or the Agreement

 On August 4, 2019, the Registrant entered into a Rescission Agreement and Mutual Release (the “Agreement”) with THF International (Hong Kong) Ltd (“THF”) and Rural Asset Management Services, Inc., an 85% shareholder of THF (the “Shareholder”). On the terms and subject to the conditions of the Agreement the Registrant and the Shareholder agreed to rescind that certain Acquisition Agreement dated January 24, 2019, which was subsequently amended (collectively the “Acquisition Agreement”). The principal reason for the rescission was, among other things, the inability of THF to provide audited financial statements which were essential for the Registrant to maintain its SEC reporting status. At the Closing the Shareholders returned to the Registrant the 6,800,000 shares of the Registrant’s common stock received pursuant to the Acquisition Agreement and the Registrant returned all of the shares of NHF that the Registrant received pursuant to the Acquisition Agreement back to the Shareholder. In accordance with the Agreement all parties released each other from any liability which may have arisen in regard to the execution of the Acquisition Agreement or the Agreement.

As stated above, the Company terminated the acquisitions with NHF and THF on August 4, 2019, so the other assets of $11,700,000, which is included in the period by the end of June 30, 2019, will be reversed in the quarter ended September 30, 2019 and reflected in our annual report by the end of September 30, 2019.

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

On January 22, 2019, Velt entered into an Acquisition Agreement with THF Holdings Pty Ltd., an Australian corporation (“THF”) and Rural, pursuant to which Velt acquired 100% of the issued and outstanding capital stock of THF in exchange for 4,000,000 shares of Velt’s common stock, valued on January 22, 2019 at $1,000,000. THF is an Australian Cancer treatment and medical device company. Rural is the majority shareholder of THF. In March 2019, the acquisition of THF was completed and THF became a subsidiary of Velt. In addition, the acquisition was accounted for business combination under common control of Rural

On January 24, 2019, Velt entered into an Acquisition Agreement with THF International (Hong Kong) Ltd., a Hong Kong company (“THF Hong Kong”) and the shareholders of THF Hong Kong, pursuant to which Velt acquired 100% of the issued and outstanding capital stock of THF Hong Kong in exchange for 8,000,000 shares of Velt’s common stock, valued at $2,000,000 on January 24, 2019. On May 13, 2019, Velt executed an Amendment to the January 24, 2019 Acquisition Agreement with THF Hong Kong (the “Amendment”), wherein Velt agreed to acquire only 85% of THF Hong Kong and reduce the purchase price to 6,800,000 shares from 8,000,000 shares. Therefore, 1,200,000 shares will be returned to Velt. THF Hong Kong operates a cancer treatment clinic and medical device company and a management company, respectively, both of which are located in South Africa. Rural has 90% interest in THF Hong Kong. On August 4, 2019, Velt and the shareholders of THF Hong Kong agreed to terminate the acquisition agreement dated January 24, 2019.

On January 24, 2019, Velt entered into an Acquisition Agreement with Natural Health Farm (Labuan) Inc. (“NHF”) and the shareholders of NHF, pursuant to which Velt acquired 100% of the issued and outstanding capital stock of NHF in exchange for 40,000,000 shares of Velt’s common stock, valued at $10,000,000 on January 24, 2019. Velt shall obtain a valuation report on the value of NHF and the exact purchase price in Company shares will be the valuation price or $10,000,000, whichever is less. NHF is a Malaysian company concentrating on clinical life sciences and holds an exclusive license for registering and commercializing Photosoft technology for treatment of all cancers in the Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. The human clinical trial efforts have started in Australia and China conducted by Hudson Medical Institute, Australia. On August 4, 2019, Velt and the shareholders of NHF agreed to terminate the acquisition agreement dated January 24, 2019.

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

With acquisition of THF Holdings Pty Ltd, the Company has decided to embark in life science as a sector to operate and cancer treatment as an area that it will develop its expertise and business.

Results of Operations

For the nine months ended June 30, 2019 and 2018

Revenue

There was nil and $17,048 revenue generated for the nine months ended June 30, 2019 and 2018. The decrease was attributable to due to the change of the management team of the Company. The Company continues looking for other opportunities which could potentially increase the profits of the Company.

Cost of Goods Sold

There was no cost of goods sold incurred for the nine months ended June 30, 2019 and 2018, respectively.

Operating Expense

For the nine months ended June 30, 2019 and 2018, the Company had $1,077,979 and $130,697 of operating expense respectively. The increase in the operating expense was primarily resulted from that the share-based compensation of $860,000 granted to the Company’s officer and consultants.

Net Loss

We incurred net loss of $1,081,017 and $15,169 for the nine months ended June 30, 2019 and 2018, respectively.

For the three months ended June 30, 2019 and 2018

Revenue

There was nil and $2,000 revenue generated for the three months ended June 30, 2019 and 2018. The decrease was attributable to due to the change of the management team of the Company. The Company continues looking for other opportunities which could potentially increase the profits of the Company.

Cost of Goods Sold

There was no cost of goods sold incurred for the three months ended June 30, 2019 and 2018, respectively.

Operating Expense

For the three months ended June 30, 2019 and 2018, the Company had $351,094 and $35,222 of operating expense respectively. The increase in the operating expense was primarily resulted from that the additional share-based compensation of $275,000 granted to the Company’s consultants for the three months ended June 30, 2019.

Net Loss

We incurred net loss of $354,207 and $70,742 for the three months ended June 30, 2019 and 2018, respectively.

Equity and Capital Resources

We have incurred losses for the nine months ended June 30, 2019 and 2018, and had an accumulated deficit of $2,324,729 as of June 30, 2019. As of June 30, 2019, we had cash of $3,639 and a negative working capital of $111,253, compared to cash of $127 and a negative working capital of $227,566 as of September 30, 2018. The decrease in the working capital was primarily due to loan from shareholders to disburse the operating expense.

We had no material commitments for capital expenditures as of June 30, 2019. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2019 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June30, 2019, our disclosure controls and procedures were not effective.

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

On January 30, 2019, the Company issued 200,000 shares of its common stock to a consultant for services rendered to the Company. The Company relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On February 7, 2019, the Company sold 90,910 shares in a private placement to a non-affiliated Hong Kong corporation for $20,100. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On March 13, 2019, the Company issued 4,000,000 to acquire 100% ownership of THF Holdings Pty Ltd. in the value of $1,000,000. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On March 26, 2019, the Company sold 10,000 shares in a private placement to a non-affiliated induvial for $2,500. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On March 29, 2019, the Company sold 10,000 shares in a private placement to a non-affiliated induvial for $2,500. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On April 1, 2019, the Company sold 10,000 shares in a private placement to a non-affiliated induvial for $2,500. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On April 8, 2019, the Company issued 200,000 shares of its common stock to a consultant for services rendered to the Company. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On April 26, 2019, the Company issued 900,000 shares of its common stock to a consultant for services rendered to the Company. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Velt International Group Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer		August 14, 2019	/s/ Gregory Jackson

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Gregory Jackson	Gregory Jackson	Principal Executive Officer,	August 14, 2019
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.