Form 10-K
period 2019-09-30
RAYONT, INC.
filed 2020-03-17
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

Commission File Number: 000-56020

RAYONT INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-5159463
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

14, jalan Penguasa B U1/53B Temasya Glenmarie Shah Alam, Selaqngor, Malaysia	40150
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +60(3) 5569 0638

Velt International Group Inc.

(Former name, former address and telephone number, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 par value	RAYT	OTC Markets Group

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of March 29, 2019 the last business day of the Company’s most recently completed second fiscal quarter was $5,536,109 based on the closing price of $0.29 per share, as reported on the over-the-counter bulletin board.

There were 12,907,532 shares of issuer’s Common Stock outstanding as of March 16, 2020.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K , the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Rayont Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Rayont”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

ii

PART I

ITEM 1.   BUSINESS.

History and Overview

Rayont Inc. (formerly known as Velt International Group Inc. (“Rayont” or the “Company”) was incorporated in Nevada on February 7, 2011. Our current principal executive office is located at 14, Jalan Penguasa B U1/53B, Temasya Glenmarie, Shah Alam, Selangor, Malaysia 40150. Tel: +60(3) 5569 0638.

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

On November 19, 2018, the Company’s principal shareholder, Mr. Chin Kha Foo (“Mr. Foo”), entered into a Stock Purchase Agreement (the “SPA”) to transfer 60% of the Company’s issued and outstanding shares to Rural Asset Management Services, Inc., a Malaysian company (“RAM”). On December 14, 2018, RAM became the principal shareholder of the Company and Mr. Ali Kasa was appointed to be the Company’s President, CEO, CFO, and Secretary of the Company due to the change in control of the Company. RAM is an equity investment company with portfolio of interest in biotechnology, healthcare, cancer treatment research and technology, ICT and Crypto Currency. RAM has invested in companies located in Malaysia, Australia and the USA.

On January 22, 2019, the Company entered into an Acquisition Agreement with THF Holdings Pty Ltd., an Australian corporation (“THF”) and Rural, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of THF in exchange for 4,000,000 shares of Company’s common stock, valued on January 22, 2019 at $1,000,000. THF is an Australian Cancer treatment and medical device company. Rural was the majority shareholder of THF. In March 2019, the acquisition of THF was completed and THF became a subsidiary of the Company. In addition, the acquisition was accounted for business combination under common control of Rural.

On September 7, 2019, FINRA approved name and trading symbol change. The renaming sparked the commencement of a significant change in corporate strategy and future direction of the company.

The company is focused on partnering with entrepreneurial and mid-sized companies across the world and has already acquired a significant portfolio of assets across Australia, Asia and Africa from five core sectors.

●	Healthcare Services

●	Education

●	Technology

●	Business Services

●	Financial Services

Rayont is a life -Sciences Company using Photodynamic Therapy (PDT) and photosensitize based on Photosoft Technology to treat cancer.

Given the acquisition of THF Holdings Pty Ltd and the cancer treatment assets that the company has invested on, Rayont has been focusing on commercializing these investments. Rayont realizes that it is essential to acquire the technology rights for the Photo Dynamic Therapy (PDT) and develop Customer Relationship Management Software to manage the operations. Therefore, Rayont is currently negotiating the acquisition of an exclusive license of Photosoft Technology for sub-Sahara African territories that is currently owned by an affiliate shareholder of the Company.

The commercialization of the current assets for cancer treatment requires medical board approval for almost all of the countries subject to the license. Rayont has conducted the initial study to identify the requirements for obtaining the approvals for using PDT to treat cancer across different jurisdictions in Sub-Saharan Africa (“SSA”).

The same PDT technology has been licensed in China, Australia and New Zealand. It is currently undergoing medical trials in Australia and China. The recent announcements show positive results that the technology works.

Competitive Conditions

Cancer is emerging as a major public health problem in Sub-Saharan Africa because of population aging and growth, as well as increased prevalence of key risk factors, including those associated with social and economic transition.

According to the World Health Organization, the number of new cancer cases per year will increase by 70% in Africa between 2012 and 2030 due to demographic changes alone – faster than in any other region of the world. Furthermore for many cancers, the risk of getting cancer and the risk of dying from cancer is nearly the same throughout the Sub-Saharan region of Africa, due mostly to the late stage of diagnosis and lack of treatment.

Rayont intends to establish numerous NGPDT centers to facilitate the treatment of cancers, starting in Port Elizabeth, South Africa prior to rolling out the concept across the broader Sub-Saharan Africa licence region which encompasses a total of 48 countries and 1.1 billion people

Employees

As of September 30, 2019, we had 2 employees, all of whom performed operational, technical and administrative functions. No payroll will be paid to the employees before the Company generates net profits. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these employees belong to labor unions.

ITEM 1A.   RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2.   PROPERTIES.

Our executive office address is located at 14,jalan Penguasa B U1/53B, Temasya Glenmarie, Shah Alam, Selangor, Malaysia. The lease for this facility is free of charge since we use a shareholder’s office. We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3.   LEGAL PROCEEDINGS.

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board (“OTCQB”) under the symbol “RAYT”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years. Such prices are based on inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2017	Low	High
First Quarter	$1.05	$5.00
Second Quarter	$1.42	$2.00
Third Quarter	$0.20	$1.42
Fourth Quarter	$0.40	$6.00

Fiscal 2018	Low	High
First Quarter	$1.60	$6.00
Second Quarter	$1.40	$10.40
Third Quarter	$0.75	$4.00
Fourth Quarter	$0.25	$1.00

Fiscal 2019	Low	High
First Quarter	$0.29	$0.34
Second Quarter	$0.75	$0.23
Third Quarter	$0.51	$0.20
Fourth Quarter	$0.50	$0.33

Fiscal 2020	Low	High
First Quarter through March 16, 2020	$0.09	$0.50

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

Common Stock Currently Outstanding

As of March 16, 2020, 12,907,532 shares were issued and outstanding.

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

Overview

Rayont, Inc. (formerly Velt International Group Inc., or “Rayont” or the “Company”) is a Nevada corporation formed on February 7, 2011. The Company’s common stock are currently traded on the Over the Counter Pink Sheet under the symbol “RAYT”.

On November 19, 2018, the Company’s former principal shareholder, Mr. Chin Kha Foo, entered into a stock purchase agreement to transfer 60% of the Company’s issued and outstanding shares to Rural Asset Management Services, Inc., a Malaysian company (“Rural”). On December 14, 2018, Rural became the principal shareholder of the Company and Mr. Ali Kasa was appointed to be the Company’s President, CEO, CFO, and Secretary due to the change in control of the Company. Rural is an equity investment company with portfolio of interest in biotechnology, healthcare, cancer treatment research and technology, ICT and Crypto Currency. Rural has invested to companies located in Malaysia, Australia and the USA.

On January 22, 2019, the Company entered into an acquisition agreement with THF Holdings Pty Ltd., an Australian corporation (“THF”) and Rural, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of THF in exchange for 4,000,000 shares of the Company’s common stock, valued on January 22, 2019 at $1,000,000. THF is an Australian Cancer treatment and medical device company. Rural is the majority shareholder of THF. In March 2019, the acquisition of THF was completed and THF became a subsidiary of the Company. In addition, the acquisition was accounted for business combination under common control of Rural.

 On January 24, 2019, the Company entered into an acquisition agreement with THF International (Hong Kong) Ltd., a Hong Kong company (“THF Hong Kong”) and the shareholders of THF Hong Kong, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of THF Hong Kong in exchange for 8,000,000 shares of the Company’s common stock, valued at $2,000,000 on January 24, 2019. On May 13, 2019, the Company executed an amendment to the acquisition agreement, wherein the Company agreed to acquire only 85% of THF Hong Kong and reduce the purchase price to 6,800,000 shares from 8,000,000 shares. On August 4, 2019, the Company and the THF Hong Kong agreed to terminate the acquisition.

On January 24, 2019, the Company entered into an acquisition agreement with Natural Health Farm (Labuan) Inc. (“NHF”) and the shareholders of NHF, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of NHF in exchange for 40,000,000 shares of the Company’s common stock, valued at $10,000,000 on January 24, 2019. NHF is a Malaysian company concentrating on clinical life sciences and holds an exclusive license for registering and commercializing Photosoft technology for treatment of all cancers in the Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. The human clinical trial efforts have started in Australia and China conducted by Hudson Medical Institute, Australia. On August 4, 2019, the Company and NHF agreed to terminate the acquisition.

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

Results of Operations

For the fiscal years ended September 30, 2019 and 2018

Revenue

There were $0 and $23,048 revenue generated for the years ended September 30, 2019 and 2018. The decrease was attributable to due to the change of the management team of the Company. The Company continues looking for other opportunities which could potentially increase the profits of the Company.

Cost of Goods Sold

There was no cost of goods sold incurred for the years ended September 30, 2019 and 2018.

Operating Expense

Our operating expenses consist of selling, general and administrative expenses and depreciation expense.

For the years ended September 30, 2019 and 2018, there were a total of $1,259,678 and $169,557 operating expenses, respectively. The increase in the operating expense was primarily resulted from that the share-based compensation of $860,000 granted to the Company’s officer and consultants.

Net Loss

We incurred net losses of $1,262,716 and $185,619 for the years ended September 30, 2019 and 2018, respectively.

Equity and Capital Resources

We have incurred losses for the year ended September 30, 2019 and had an accumulated deficit of $2,506,428 as of September 30, 2019. As of September 30, 2019, we had cash of $836 and a negative working capital of $1,461, compared to cash of $127 and a negative working capital of $227,566 as of September 30, 2018. The decrease in the negative working capital was primarily because the Company was able to sign a long term convertible note payable with an outside party.

We had no material commitments for capital expenditures as of September 30, 2019. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Form 10-K, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VELT INTERNATIONAL GROUP INC. AND SUBSIDIARY

( formerly A & C United Agriculture Developing Inc.)

Consolidated Financial Statements

As of September 30 2019 and 2018

Table of Contents

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
RAYONT, INC (Formerly Known As VELT INTERNATIONAL GROUP INC.)

14, Jalan Penguasa B U1/53B Temasya Glenmarie

40150 Shah Alam, Selaqngor, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RAYONT, INC (Formerly Known As VELT INTERNATIONAL GROUP INC.) (“the Company”) as of September 30, 2019 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and the results of its operations and its cash flows for the year ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2018.

Kuala Lumpur, Malaysia

Date: March 16, 2020

RAYONT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2019	2018

ASSETS
Current assets:
Cash	$836	$127
Loan receivable owed by a related party	93,000	-
Other receivables	5,500	-
Total Current Assets	99,336	127

Loan receivable owed by a related party	191,360	-
Property and equipment, net	899,142	6,304
Other assets	144	-

TOTAL ASSETS	$1,189,952	$6,431

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loans from a shareholder	$87,136	$220,930
Accrued expenses	13,661	6,763
Total Current Liabilities	100,797	227,693

Note payable	$103,000	-

TOTAL LIABILITIES	203,797	227,693

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 500,000,000 shares authorized; 12,907,532 and 1,886,622 shares issued and outstanding as of September 30, 2019 and 2018	12,908	1,887
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding as of September 30, 2019 and 2018	-	-
Additional paid-in capital	3,534,466	1,020,563
Accumulated deficit	(2,506,428)	(1,243,712)
Accumulated other comprehensive loss	(54,791)	-
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	986,155	(221,262)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,189,952	$6,431

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended September 30,
	2019	2018

Revenues	$-	$23,048
Cost of goods sold	-	-
Gross profit	-	23,048

Operating expenses:
Selling, general and administrative expenses	1,154,693	168,483
Depreciation expense	104,985	1,074
Total operating expenses	1,259,678	169,557

Operating loss	(1,259,678)	(146,509)

Other income (expense):
Other expense, net	(3,038)	(39,110)
Total other expense, net	(3,038)	(39,110)

Loss before income taxes	(1,262,716)	(185,619)
Income tax expense	-	-
Net loss	(1,262,716)	(185,619)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(54,791)	-
Other comprehensive loss	(54,791)	-

Comprehensive loss	$(1,317,507)	$(185,619)
Weighted average shares outstanding, basic and diluted	8,858,167	1,886,622
Net loss per common share, basic and diluted	$(0.14)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance as of September 30, 2017	1,886,622	$1,887	$1,020,563	$(1,058,093)	$-	$(35,643)

Net loss	-	-	-	(185,619)	-	(185,619)

Balance as of September 30, 2018	1,886,622	1,887	1,020,563	(1,243,712)	-	(221,262)

Issuance of common stock	7,670,910	7,671	1,313,011	-	-	1,320,682
Issuance of common stock for services	3,350,000	3,350	837,650	-	-	841,000
Acquisition of a subsidiary under common control	-	-	363,242	-	-	363,242
Net loss	-	-	-	(1,262,716)	-	(1,262,716)
Foreign currency translation loss	-	-	-	-	(54,791)	(54,791)

Balance as of September 30, 2019	13,000,032	$12,908	$3,534,466	$(2,506,428)	$(54,791)	$986,155

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2019	2018

Operating Activities:
Net loss	$(1,262,716)	$(185,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of share-based consulting fee expense	841,000	-
Depreciation expense	104,985	1,074
Changes in operating assets and liabilities:
Other receivables	99,087	-
Accrued expenses	6,794	6,763
Net cash used in operating activities	(210,850)	(177,782)

Investing Activities:
Cash from acquisition	35,316	-
Disbursements for loan receivable	(93,000)	-
Purchases of equipment	-	(7,378)
Net cash used in investing activities	(57,684)	(7,378)

Financing Activities:
Loans from a shareholder	-	324,772
Proceeds from note payable	103,000	-
Repayment of loans from a shareholder	(156,857)	(190,000)
Issuance of common stock	320,682	-
Net cash provided by financing activities	266,825	134,772

EFFECT OF EXCHANGE RATE ON CASH	2,418	-

Net increase (decrease) in cash	709	(50,388)
Cash at beginning of the period	127	50,515
Cash at end of the period	$836	$127

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income tax paid	$-	$-
SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Issuance of common stock for services	$841,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Rayont, Inc. (formerly Velt International Group Inc., or “Rayont” or the “Company”) is a Nevada corporation formed on February 7, 2011. The Company’s common stock are currently traded on the Over the Counter Pink Sheet under the symbol “RAYT”.

On November 19, 2018, the Company’s former principal shareholder, Mr. Chin Kha Foo, entered into a stock purchase agreement to transfer 60% of the Company’s issued and outstanding shares to Rural Asset Management Services, Inc., a Malaysian company (“Rural”). On December 14, 2018, Rural became the principal shareholder of the Company and Mr. Ali Kasa was appointed to be the Company’s President, CEO, CFO, and Secretary due to the change in control of the Company. Rural is an equity investment company with portfolio of interest in biotechnology, healthcare, cancer treatment research and technology, ICT and Crypto Currency. Rural has invested to companies located in Malaysia, Australia and the USA.

On January 22, 2019, the Company entered into an acquisition agreement with THF Holdings Pty Ltd., an Australian corporation (“THF”) and Rural, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of THF in exchange for 4,000,000 shares of the Company’s common stock, valued on January 22, 2019 at $1,000,000. THF is an Australian Cancer treatment and medical device company. Rural is the majority shareholder of THF. In March 2019, the acquisition of THF was completed and THF became a subsidiary of the Company. In addition, the acquisition was accounted for business combination under common control of Rural.

On January 24, 2019, the Company entered into an acquisition agreement with THF International (Hong Kong) Ltd., a Hong Kong company (“THF Hong Kong”) and the shareholders of THF Hong Kong, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of THF Hong Kong in exchange for 8,000,000 shares of the Company’s common stock, valued at $2,000,000 on January 24, 2019. On May 13, 2019, the Company executed an amendment to the acquisition agreement, wherein the Company agreed to acquire only 85% of THF Hong Kong and reduce the purchase price to 6,800,000 shares from 8,000,000 shares. On August 4, 2019, the Company and the THF Hong Kong agreed to terminate the acquisition.

On January 24, 2019, the Company entered into an acquisition agreement with Natural Health Farm (Labuan) Inc. (“NHF”) and the shareholders of NHF, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of NHF in exchange for 40,000,000 shares of the Company’s common stock, valued at $10,000,000 on January 24, 2019. NHF is a Malaysian company concentrating on clinical life sciences and holds an exclusive license for registering and commercializing Photosoft technology for treatment of all cancers in the Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. The human clinical trial efforts have started in Australia and China conducted by Hudson Medical Institute, Australia. On August 4, 2019, the Company and NHF agreed to terminate the acquisition.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of our consolidated financial statements and accompanying notes in conformity with GAAP requires us to make certain estimates and assumptions. Actual results could differ from those estimates.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically negative working capital, recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company did not generate revenues to cover its operating expense during the year ended September 30, 2019. The Company plans to continue obtaining funding from the majority shareholder and the President of the Company to support the Company’s normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

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

The Company had total revenue of $0 and $23,048 for the years ended September 30, 2019 and 2018, respectively. For the year ended September 30, 2018, all revenue was to one customer.

Fair Value of Financial Instruments

The carrying amounts of the Company’s current financial assets and liabilities approximated their fair values due to the short maturities. The fair value of noncurrent financial assets and liabilities are determined based on the value of the discounted cash flows. The Company believes no material difference exists between the fair value and carry amounts of the noncurrent financial assets and liabilities

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2019 and 2018, the Company had cash in bank of $836 and $127, respectively.

Property and equipment

Property and equipment are carried at cost and, less accumulated depreciation. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposal. The Company examines the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company’s property and equipment mainly consists of computer and laser equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5-12 years.

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

During the year ended September 30, 2019 and 2018, the Company recognized revenue from the mobile apps and maintenance services in the amount of $0 and $23,048, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attribute to stockholders of common stock by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus equivalent shares.

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible notes and preferred stock when the effect would be dilutive. The Company only issued common stock and does not have any potentially dilutive instrument as of September 30, 2019 and 2018.

Translation of Foreign Currency

The Company’s functional currency is the U.S. dollar (USD), which is the Company’s reporting currency. The functional currency of the Company’s subsidiary is Australian dollar (AUD). Assets and liabilities of its subsidiary are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. The results of its subsidiary are translated to U.S. dollars at the average exchange rates during the reporting period. Translation adjustments are reflected in stockholders’ equity and are included as a component of other comprehensive income (loss).

Recent Accounting Pronouncements

Management believes none of the recently issued accounting pronouncements will have a material impact on the consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Loans receivable owed by related parties

On August 20, 2019, the Company agreed to grant a loan to Anvia Holdings Corporation (“Anvia”) for the amount of $93,000. The Company’s President and CEO, CFO is also the President and CEO of Anvia. The loan bears an interest rate at 8% and matures on February 19, 2020. Due to the short maturity of the loan, the Company had a current loans receivable of $93,000 as of September 30, 2019.

As of September 30, 2019, the Company had noncurrent loans receivable of $191,360 from the Company’s affiliate company, HCC Century City. The amount owed by HCC Century City bears no interest and unsecured.

Loans from a shareholder

As of September 30, 2019, the Company had loans from a shareholder of $87,136 to support its operation and the amount bears no interest and due on demand.

The Company borrowed from the Company’s former principal shareholder to support its operation and the amount bears no interest and due on demand and the outstanding balance of the borrowings as of September 30, 2018 were $160,955. On May 24, 2018, the Company issued a promissory note of $249,975, bearing interest rate at 6% and due in twelve months, to the Company’s former principal shareholder in exchange for cash. In July 2018, the Company made a total repayment of $190,000. As of September 30, 2018, the outstanding balance for the promissory note was $59,975. For the year ended September 30, 2018, the interest expense was $3,110.

NOTE 4 -  PROPERTY AND EQUIPMENT, NET

As of September 30, 2019 and 2018, property and equipment consisted of the following:

	September 30,
	2019	2018
Laser equipment	$1,171,725	$-
Computer equipment	7,378	7,378
Total	1,179,103	7,378
Less: accumulated depreciation	(279,961)	(1,074)
Total property and equipment, net	$899,142	$6,304

During the year ended September 30, 2019 and 2018, the depreciation expenses were $104,985 and $1,074, respectively.

NOTE 5 – NOTE PAYABLE

On August 12, 2019, the Company executed a securities purchase agreement with Power Up Lending Group Ltd. (the “Holder”). Pursuant to the agreement, the Holder purchased a convertible note (the “Note”) from the Company in the aggregate principal amount of $103,000. The Note bears interest at the rate of 8% per annum and the maturity date is February 12, 2021. The amount under the Note may be converted into common stock , $0.001 par value per share, by the Holder at any time during the period beginning on the date which is 180 days following the date of this Note and ending on the later on the later of the maturity date and the date of payment of the default amount.

NOTE 6 - STOCK-BASED COMPENSATION

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

On January 30, 2019, the Company issued 200,000 shares of its common stock to two consultants for services rendered to the Company at $0.25 per share.

On January 31, 2019, the Company issued 150,000 shares of its common stock to other two consultants for services rendered to the Company at $0.25 per share.

On February 11, 2019, the Board of Directors authorized the issuance of 1,000,000 shares of the Company’s common stock to its President for services rendered at $0.25 per share.

On April 8, 2019, the Company issued 200,000 shares of its common stock to one consultant for services rendered to the Company at $0.25 per share.

On April 26, 2019, the Company issued 900,000 shares of its common stock to one consultant for services rendered to the Company at $0.25 per share.

NOTE 7 - INCOME TAXES

The Company provides for income taxes under the asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the United States. The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance. For the year ended September 30, 2019 and 2018, the Company has incurred a net loss of approximately $104 thousand and $187 thousand, respectively. The net operating losses generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas the net operating losses generated after December 31, 2017 can be carryforward indefinitely. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

	For the year ended September 30,
	2018	2017
Deferred tax asset, generated from net operating loss at the statutory rate (21%)	$307,707	$206,551
Valuation allowance	(307,707)	(206,551)
Net deferred tax asset	$-	$-

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of September 30, 2019.

NOTE 9 - SUBSEQUENT EVENTS

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended September 30, 2019. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of September 30, 2018.

Name	Age	Position Held	Held Office Since
Gregory Jackson	46	President/CEO/CFO/Secretary and Director	2019

The directors will serve until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is information concerning the business background of Mr. Jackson.

Gregory Jackson received a Bachelor of Business degree from Griffith University in Queensland, Australia. Mr. Jackson also received a Graduate Diploma of Applied Tax Law with The Tax Institute. Mr. Jackson is a member of CPA of Australia and the Institute of Chartered Accountants (ANZ). Mr. Jackson has a varied business accounting and management experience in a diverse group of industries. This has provided a large skill-base, strong business acumen and an ability to maximize synergies through networks. He started his career in Sports Management before being employed in Construction, Civil Construction, Mining Services, Financial Services, Professional Services, Tourism and Hospitality.

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

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Management Compensation

Name and Fiscal Year Ended September 30, 2019 and 2018	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gregory Jackson FY 2019 (1)	0	0	0	0	0	0	0
Chin Kha Foo FY 2019	0	0	0	0	0	0	0
FY 2018	0	0	0	0	0	0	0

(1)	Mr. Jackson was appointed a Director, CEO, President, CFO and Secretary on August 9, 2019.
(2)	Mr. Foo was appointed a Director and President/CEO/CFO on July 2, 2017and resigned on August 9, 2019

Compensation of Directors

Each Director that is not an officer is reimbursed the reasonable out-of-pocket expenses in connection with their travel to attend meetings of the Board of Directors. No payments were made to our current directors for the fiscal years ended 2019 and 2018.

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

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock that are shown as beneficially owned by them. In computing the number of shares of Common Stock owned by a person and the percentage ownership of that person, any such shares subject to options and warrants held by that person that are exercisable as of the Record Date or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person. The percent of class is based on 12,907,532 shares of common stock issued and outstanding as of the date of this report. Unless otherwise indicated, the mailing address of each individual is c/o Rayont Inc., 14, Jalan Penguasa B U1/53, Temasya Glenmarie, Shah Alam, Selangor, Malaysia 40150

Officers and Directors	Shares of Common stock	Percentage

Gregory Jackson	-0-	-0-%

All Officers and Directors as a Group (1)	-0-	-0-%

More than 5% Beneficial Owners:

Rural Asset Management Services, Inc.	5,132,000	39.8%

Anvia Holdings Corporation	3,000,000	23.2%

Ali Kasa	1,000,000	7.7%

Eagle Finances Ltd.	900.000	7.0%

Polar Ventures Limited	900,000	7.0%

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

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended September 30, 2019, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Our Common Stock is traded on the OTCQB under the symbol “RAYT”. The OTC Bulletin Board electronic trading platform does not maintain any standards regarding the “independence” of the directors for our Board and we do not believe we are subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have any and/or a majority of our directors be independent.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Total Asia Associates Plt was our independent auditor for the fiscal years ended September 30, 2019 and 2018.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditors for fiscal years ended September 30, 2019 and 2018, respectively.

	2019		2018

Audit Fees (i) Simon & Edward, LLP	$		10,000
Audit Fees (i) Total Asia Associates Plt		$11,000
Audit-Related Fees (ii)			-
Tax Fees (iii)	$		800
All Other Fees (iv)			-
Total		$11,000	$10,800

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

RAYONT INC.

Date: March 17, 2020	By:	/s/ Gregory Jackson
Gregory Jackson
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Gregory Jackson	Principal Executive Officer & Principal
Gregory Jackson	Accounting Officer & Director	March 17, 2020

EXHIBIT INDEX

Number	Description

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes -Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.