Form 10-Q
period 2019-12-31
RAYONT, INC.
filed 2020-03-30
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Issuer’s telephone number: 323-713-3244

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RAYT	OTC Markets Group

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of March 24, 2020, there were 12,907,532 shares issued and outstanding of the registrant’s common stock.

RAYONT, INC. AND SUBSIDIARY

(formerly Velt International Group Inc.)

Unaudited Condensed Consolidated Financial Statements

For the three months ended December 31, 2019 and 2018

RAYONT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2019	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$4,222	$836
Loan receivable owed by a related party	93,000	93,000
Other receivables	5,500	5,500
Total Current Assets	102,722	99,336

Loan receivable owed by a related party	-	191,360
Property and equipment, net	908,519	899,142
Other assets	94	114

TOTAL ASSETS	$1,011,335	$1,189,952

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loans from a shareholder	$87,270	$87,136
Accrued expenses	4,900	13,661
Total Current Liabilities	92,170	100,797

Note payable	$103,000	103,000

TOTAL LIABILITIES	195,170	203,797

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 12,907,532 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	12,908	12,908
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	-	-
Additional paid-in capital	3,569,537	3,534,466
Accumulated deficit	(2,747,358)	(2,506,428)
Accumulated other comprehensive loss	(18,922)	(54,791)
TOTAL STOCKHOLDERS’ EQUITY	816,165	986,155
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,011,335	$1,189,952

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAYONT, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
	2019	2018

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
Selling, general and administrative expenses	212,171	8,136
Depreciation expense	25,553	369
Total operating expenses	237,724	8,505

Operating loss	(237,724)	(8,505)

Other expense (income):
Interest expense	3,206	750
Total other expense, net	3,206	750

Loss before income taxes	(240,930)	(9,255)
Income tax expense	-	-
Net loss	(240,930)	(9,255)

Other comprehensive income, net of tax:
Foreign currency translation gain	35,869	-
Other comprehensive income	35,869	-

Comprehensive loss	$(205,061)	$(9,255)

Earnings per common share:
Weighted average shares outstanding, basic and diluted	12,907,532	1,886,622
Net loss per common share, basic and diluted	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAYONT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance as of September 30, 2018	1,886,622	$1,887	$1,020,563	$(1,243,712)	$-	$(221,262)

Net loss	-	-	-	(9,255)	-	(9,255)
Debt forgiveness	-	-	224,790	-	-	224,790

Balance as of December 31, 2018	1,886,622	$1,887	$1,245,353	$(1,252,967)	-	$(5,727)

Balance as of September 30, 2019	12,907,532	$12,908	$3,534,466	$(2,506,428)	$(54,7911)	$986,155

Net loss	-	-	-	(240,930)	-	(240,930)
Foreign currency translation gain	-	-	-	-	35,869	35,869
Debt forgiveness	-	-	35,071	-	-	35,071

Balance as of December 31, 2019	12,907,532	$12,908	$3,569,537	$(2,747,358)	$(18,922)	$816,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAYONT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2019	2018

Operating Activities:
Net loss	$(240,930)	$(9,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	25,553	369
Bad debt expense	197,426
Changes in operating assets and liabilities:
Other assets	24	-
Accrued expenses	(8,717)	5,097
Net cash used in operating activities	(26,644)	(3,789)

Financing Activities:
Loans from related parties	30,776	3,722
Net cash provided by financing activities	30,776	3,722

EFFECT OF EXCHANGE RATE ON CASH	(746)	-

Net increase (decrease) in cash	3,386	(67)
Cash at beginning of the period	836	127
Cash at end of the period	$4,222	$60

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Forgiveness of debt from a related party	$34,195	$224,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAYONT, INC. AND SUBSIDIARY

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgements and assumptions that affect certain amounts reported in the financial statements and footnotes. Accordingly, actual results could differ from those estimates.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically negative working capital, recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company did not generate revenues to cover its operating expense during the three months ended December 31, 2019. The Company plans to continue obtaining funding from the majority shareholder and the President of the Company to support the Company’s normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2019 and September 30, 2019, the Company had cash in bank of $4,222 and $836, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attribute to stockholders of common stock by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus equivalent shares.

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible notes and preferred stock when the effect would be dilutive. The Company only issued common stock and does not have any potentially dilutive instrument as of December 31, 2019 and 2018.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Loans receivable owed by related parties

On August 20, 2019, the Company agreed to grant a loan to Anvia Holdings Corporation (“Anvia”) for the amount of $93,000. The Company’s President and CEO, CFO is also the President and CEO of Anvia. The loan bears an interest rate at 8% and matures on February 19, 2020. Due to the short maturity of the loan, the Company had a current loans receivable of $93,000 as of December 31, 2019 and September 30, 2019, respectively.

As of September 30, 2019, the Company had noncurrent loan receivable of $191,360 from the Company’s affiliate company, HCC Century City. The amount owed by HCC Century City bears no interest and unsecured. The Company was not able to collect the amount, and the total amount of the loan receivable were written off as of December 31, 2019.

Loans from a shareholder

As of December 31, 2019 and September 30, 2019, the Company had loans from a shareholder of $87,270 and 87,136, respectively, to support its operation and the amount bears no interest and due on demand.

NOTE 4 –  PROPERTY AND EQUIPMENT, NET

As of December 31, 2019 and September 30, 2019, property and equipment consisted of the following:

	December 31,	September 30,
	2019	2019
Laser equipment	$1,218,333	$1,171,725
Computer equipment	7,378	7,378
Total	1,225,711	1,179,103
Less: accumulated depreciation	(317,192)	(279,961)
Total property and equipment, net	$908,519	$899,142

For the three months ended December 31, 2019 and 2018, the depreciation expenses were $25,553 and $369, respectively.

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

For the three months ended December 31, 2019 and 2018, the interest expense related to the note payable were $3,206 and nil, respectively.

NOTE 6 - INCOME TAXES

The Company recorded no income tax expense or benefit during the three months ended December 31, 2019 and 2018 since the Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. As of December 31, 2019 and September 30, 2019, the aggregate balances of our gross unrecognized tax benefits were $311 thousand and $307 thousand, respectively, of which a valuation allowance recognized against the unrecognized tax benefits.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of December 31, 2019.

NOTE 8 – SUBSEQUENT EVENTS

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

The Company continues to look for other opportunities which could potentially increase the profits of the Company.

Current Operational Activities

With acquisition of THF Holdings Pty Ltd, the Company has decided to embark in life science as a sector to operate and cancer treatment as an area that it will develop its expertise and business. Prior to the change in the control, the Company was to focus on the development and designs of a mobile application for a third-party company in Hong Kong.

Results of Operations

For the three months ended December 31, 2019 and 2018

Revenue

The Company did not generate any revenue for the three months ended December 31, 2019 and 2018 and continues to look for other business opportunities.

Cost of Goods Sold

There was $nil cost of goods sold incurred for the three months ended December 31, 2019 and 2018 due to no business operations during the periods.

Operating Expense

Our expenses consist of selling, general and administrative expenses, depreciation expense and bad debt expense. For the three months ended December 31, 2019 and 2018, there was a total of $237,724 and $8,505 operating expenses, respectively. Increases were primarily because loan receivable of $212,171 was written off during this period.

Net Loss

We incurred net loss of $240,930 and $9,255 for the three months ended December 31, 2019 and 2018, respectively.

Taxation

The Company recorded no income tax expense during the three months ended December 31, 2019 and 2018 since the Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented.

Equity and Capital Resources

We continued incurring losses for the three months ended December 31, 2019 and had an accumulated deficit of $2,747,358 as of December 31, 2019. During the three months ended December 31, 2019, we had negative cash flows from operating activities of $26,644, compared to negative cash flows from operating activities of $3,789 for the three months ended December 31, 2018.

We had no material commitments for capital expenditures as of December 31, 2019. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2019 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2019, our disclosure controls and procedures were not effective.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONT INC.

Date: March 30, 2020	By:	/s/ Gregory Jackson
Gregory Jackson
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Gregory Jackson	Principal Executive Officer & Principal
Gregory Jackson	Accounting Officer & Director	March 30, 2020

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.