Form 10-Q
period 2020-03-31
RAYONT, INC.
filed 2020-05-15
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 15, 2020, there were 13,157,532 shares issued and outstanding of the registrant’s common stock.

RAYONT, INC. AND SUBSIDIARY

(formerly Velt International Group Inc.)

Unaudited Condensed Consolidated Financial Statements

For the SIX months ended MARCH 31, 2020 and 2019

RAYONT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$4,071	$836
Loan receivable owed by a related party	93,000	93,000
Other receivables	6,736	5,500
Total Current Assets	103,807	99,336

Loan receivable owed by related parties	-	191,360
Property and equipment, net	773,174	899,142
Other assets	61	114

TOTAL ASSETS	$877,042	$1,189,952

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Due to a related party	$82,543	$87,136
Notes payable	132,676	-
Accrued expenses	3,336	13,661
Total Current Liabilities	218,555	100,797

Notes payable	-	103,000
TOTAL LIABILITIES	218,555	203,797

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 12,907,532 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	12,908	12,908
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	-	-
Additional paid-in capital	3,569,537	3,534,466
Accumulated deficit	(2,794,819)	(2,506,428)
Accumulated other comprehensive loss	(129,139)	(54,791)
TOTAL STOCKHOLDERS’ EQUITY	658,487	986,155
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$877,042	$1,189,952

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAYONT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating expenses:
Selling, general and administrative expenses	288,857	726,885	51,133	718,380
Total operating expenses	288,857	726,885	51,133	718,380

Operating loss	(288,857)	(726,885)	(51,133)	(718,380)

Other (expense) income:
Interest income	4,586	-	4,586	-
Interest expense	(4,120)	-	(914)	-
Other income, net	-	75	-	825
Total other income, net	466	75	3,672	825

Loss before income taxes	(288,391)	(726,810)	(47,461)	(717,555)
Income tax expense	-	-	-	-
Net loss	(288,391)	(726,810)	(47,461)	(717,555)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(74,348)	5,705	(110,217)	5,705
Other comprehensive (loss) income	(74,348)	5,705	(110,217)	5,705

Comprehensive loss	$(362,739)	$(721,105)	$(157,678)	$(711,850)

Earnings per common share:
Weighted average shares, basic and diluted	12,907,532	6,007,512	12,907,532	4,120,890
Net loss per common share, basic and diluted	$(0.02)	$(0.12)	$(0.00)	$(0.17)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAYONT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance as of September 30, 2019	12,907,532	$12,908	$3,534,466	$(2,506,428)	$(54,791)	$986,155

Debt forgiveness	-	-	35,071	-	-	35,071
Net loss	-	-	-	(288,391)	-	(288,391)
Foreign currency translation loss	-	-	-	-	(74,348)	(74,348)

Balance as of March 31, 2020	12,907,532	$12,908	$3,569,537	$(2,794,819)	$(129,139)	$658,487

Balance as of December 31, 2019	12,907,532	$12,908	$3,569,537	$(2,747,358)	$(18,922)	$816,165

Net loss	-	-	-	(47,461)	-	(47,461)
Foreign currency translation loss	-	-	-	-	(110,217)	(110,217)

Balance as of March 31, 2020	12,907,532	$12,908	$3,569,537	$(2,794,819)	$(129,139)	$658,487

Balance as of September 30, 2018	1,886,622	$1,887	$1,020,563	$(1,243,712)	$-	$(221,262)

Issuance of common stock for cash	3,503,410	3,503	243,786	-	-	247,289
Issuance of common stock for services	2,500,000	2,500	628,500	-	-	631,000
Issuance of common stock for acquisitions	11,200,000	11,200	2,788,800	-	-	2,800,000
Debt forgiveness	-	-	224,790	-	-	224,790
Acquisition of a subsidiary under common control	-	-	1,614,615	-	-	1,614,615
Net loss	-	-	-	(726,810)	-	(726,810)
Foreign currency translation gain	-	-	-	-	5,705	5,705

Balance as of March 31, 2019	19,090,032	$19,090	$6,521,054	$(1,970,522)	$5,705	$4,575,327

Balance as of December 31, 2018	1,886,622	$1,887	$1,245,353	$(1,252,967)	-	$(5,727)

Issuance of common stock for cash	3,503,410	3,503	243,786	-	-	247,289
Issuance of common stock for services	2,500,000	2,500	628,500	-	-	631,000
Issuance of common stock for acquisitions	11,200,000	11,200	2,788,800	-	-	2,800,000
Acquisition of a subsidiary under common control	-	-	1,614,615	-	-	1,614,615
Net loss	-	-	-	(717,555)	-	(717,555)
Foreign currency translation gain	-	-	-	-	5,705	5,705

Balance as of March 31, 2019	19,090,032	$19,090	$6,521,054	$(1,970,522)	$5,705	$4,575,327

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAYONT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2020	2019

Operating Activities:
Net loss	$(288,391)	$(726,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of share-based compensation for services	-	631,000
Depreciation expense	50,105	738
Bad debt expense	193,505	-
Changes in operating assets and liabilities:
Other receivables	(1,432)	-
Other assets	47	(8,000)
Accrued expenses	(10,126)	(3,013)
Net cash used in operating activities	(56,292)	(106,085)

Investing Activities:
Cash from acquisition	-	38,704
Net cash provided by investing activities	-	38,704

Financing Activities:
Proceeds from related party borrowings	26,813	-
Repayment of related party borrowings	(1,220)	(217,110)
Proceeds from notes payable	144,791	75,000
Repayment of notes payable	(103,000)	-
Issuance of common stock	-	247,290
Net cash provided by financing activities	67,384	105,180

Effect of exchange rate on cash	(7,857)	(18)

Net increase in cash and cash equivalents	3,235	37,781
Cash at beginning of the period	836	127
Cash at end of the period	$4,071	$37,908

SUPPLEMENTAL DISCLOSURE:
Interest paid	$4,120	$-
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Forgiveness of debt from a related party	$34,195	$224,790
Issuance of common stock for services	$-	$631,000

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

Since then the Company has undertaken a number of research activities to identify the current state of cancer treatments in Sub-Sahara Africa, approval process for cancer treatment technologies by the respective medical boards of various countries and cancer treatment technologies for acquisitions.

The Company has identified suitable sites to establish the pilot treatment center in South Africa to utilize the current medical equipment it owns. The Company has not made any financial commitments as of now to rent and equip suitable sites.

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

The Company did not generate revenues to cover its operating expense during the six months ended March 31, 2020. The Company plans to continue obtaining funding from the majority shareholder and the President of the Company to support the Company’s normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2020 and September 30, 2019, the Company had cash in bank of $4,071 and $836, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attribute to stockholders of common stock by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus equivalent shares.

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible notes and preferred stock when the effect would be dilutive. The Company only issued common stock and does not have any potentially dilutive instrument as of March 31, 2020 and 2019.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Loans receivable owed by related parties

On August 20, 2019, the Company agreed to grant a loan to Anvia Holdings Corporation (“Anvia”) for the amount of $93,000. The President and CEO of Anvia is also the shareholder of the Company and the director of THF Holdings Pty Ltd. The loan bears an interest rate at 8% and matures on February 19, 2020 and the loan was further extended to August 18, 2020 on February 16, 2020. Due to the short maturity of the loan, the Company had a current loans receivable of $93,000 as of March 31, 2020 and September 30, 2019, respectively. The Company recorded interest income of $4,586 for the six and three months ended March 31, 2020, and the related receivable was recorded in other receivable as of March 31, 2020.

As of September 30, 2019, the Company had a noncurrent loan receivable of $191,360 from the Company’s affiliate company, HCC Century City. The amount owed by HCC Century City bears no interest and unsecured. The Company was not able to collect the amount, and the total amount of the loan receivable were written off in December 2019.

Due to a related party

As of March 31, 2020 and September 30, 2019, the Company had amount due to a shareholder of $82,543 and 87,136, respectively, to support its operation and the amount bears no interest and due on demand.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

As of March 31, 2020 and September 30, 2019, property and equipment consisted of the following:

	March 31,	September 30,
	2020	2019
Laser equipment	$1,066,917	$1,171,725
Computer equipment	7,378	7,378
Total	1,074,295	1,179,103
Less: accumulated depreciation	(301,121)	(279,961)
Total property and equipment, net	$773,174	$899,142

For the six months ended March 31, 2020 and 2019, the depreciation expenses were $50,105 and $738, respectively. For the three months ended March 31, 2020 and 2019, the depreciation expenses were $24,552 and $369, respectively.

NOTE 5 - NOTE PAYABLE

	March 31,	September 30,
	2020	2019
8% convertible note payable	$-	$103,000
Noninterest-bearing notes payable	132,676	-
Total	$132,676	$103,000

Notes payable - current	$132,676	$-
Notes payable - noncurrent	$-	$103,000

8% convertible note payable

On August 12, 2019, the Company executed a securities purchase agreement with Power Up Lending Group Ltd. (the “Holder”). Pursuant to the agreement, the Holder purchased a convertible note (the “Note”) from the Company in the aggregate principal amount of $103,000. The Note bears interest at the rate of 8% per annum and the maturity date is February 12, 2021. The amount under the Note may be converted into common stock , $0.001 par value per share, by the Holder at any time during the period beginning on the date which is 180 days following the date of this Note and ending on the later on the later of the maturity date and the date of payment of the default amount. On February 7, 2020, the Company repaid the principal amount of $103,000 and accrued interest of $4,120.

For the six and three months ended March 31, 2020, the interest expenses were $4,120 and $914, respectively. For the six and three months ended March 31, 2019, the interest expenses were nil.

Noninterest-bearing notes payable

In March 2020, the Company’s subsidiary entered into several loan agreements with outside creditors for the purpose to support its operation. The loans bear no interest and are due on December 31, 2020. As of March 31, 2020, the Company had outstanding balances of $132,676 to the outside creditors.

NOTE 6 - INCOME TAXES

The Company recorded no income tax expense or benefit during the six months ended March 31, 2020 and 2019 since the Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. As of March 31, 2020 and September 30, 2019, the aggregate balances of our gross unrecognized tax benefits were $317 thousand and $307 thousand, respectively, of which a valuation allowance recognized against the unrecognized tax benefits.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of March 31, 2020.

NOTE 8 - SUBSEQUENT EVENTS

On April 8, 2020, under the Company’s 2019 Equity Incentive Plan, the Company issued an aggregate of 250,000 shares of its common stock to one former officer, the CEO of the Company and one consultant for services rendered to the Company. The Company relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

Since then the Company has undertaken a number of research activities to identify the current state of cancer treatments in Sub-Sahara Africa, approval process for cancer treatment technologies by the respective medical boards of various countries and cancer treatment technologies for acquisitions.

The Company has identified suitable sites to establish the pilot treatment center in South Africa to utilize the current medical equipment it owns. The Company has not made any financial commitments as of now to rent and equip suitable sites.

Current Operational Activities

With acquisition of THF Holdings Pty Ltd, the Company has decided to embark in life science as a sector to operate and cancer treatment as an area that it will develop its expertise and business. Prior to the change in the control, the Company was to focus on the development and designs of a mobile application for a third-party company in Hong Kong.

Results of Operations

For the six months ended March 31, 2020 and 2019

Revenue

The Company did not generate any revenue for the six months ended March 31, 2020 and 2019 and continues to look for other business opportunities.

Cost of Goods Sold

There was nil cost of goods sold incurred for the six months ended March 31, 2020 and 2019 due to no material business operations during the periods.

Operating Expense

Our expenses mainly consist of professional service expenses, depreciation expense and bad debt expense. For the six months ended March 31, 2020 and 2019, there was a total of $288,857 and $726,885 operating expenses, respectively. Decreases in the operating expense were primarily resulted from that the share-based compensation of $631,000 granted to the Company’s officer and consultants during the six-months ended March 31, 2019.

Net Loss

We incurred net loss of $288,391 and $726,810 for the six months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020 and 2018

Revenue

The Company did not generate any revenue for the three months ended March 31, 2020 and 2019 and continues to look for other business opportunities.

Cost of Goods Sold

There was nil cost of goods sold incurred for the three months ended March 31, 2020 and 2019 due to no material business operations during the periods.

Operating Expense

Our expenses primarily consist of professional service expenses and depreciation expense. For the three months ended March 31, 2020 and 2019, there was a total of $51,133 and $718,380 operating expenses, respectively. Decreases in the operating expense were primarily resulted from that the share-based compensation of $631,000 granted to the Company’s officer and consultants during the three-months ended March 31, 2019.

Net Loss

We incurred net loss of $47,461 and $717,555 for the three months ended March 31, 2020 and 2019, respectively.

Taxation

The Company recorded no income tax expense during the six and three months ended March 31, 2020 and 2019 since the Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented.

Equity and Capital Resources

We continued incurring losses for the six months ended March 31, 2020 and had an accumulated deficit of $2,794,819 as of March 31, 2020. During the six months ended March 31, 2020, we had negative cash flows from operating activities of $56,292, compared to negative cash flows from operating activities of $106,085 for the six months ended March 31, 2019.

We had no material commitments for capital expenditures as of March 31, 2020. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2020 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2020, our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

On April 8, 2020, under the Company’s 2019 Equity Incentive Plan, the Company issued an aggregate of 250,000 shares of its common stock to one former officer, the CEO of the Company and one consultant for services rendered to the Company. The Company relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

Rayont Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Marshini Thulkanam	May 15, 2020	/s/ Marshini Thulkanam

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Marshini Thulkanam	Marshini Thulkanam	Principal Executive Officer,	May 15, 2020
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.