Form 10-K
period 2020-09-30
RAYONT, INC.
filed 2020-12-18
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

Commission File Number: 000-56020

RAYONT INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-5159463
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Level 3,26 Marine Parade, Southport Queensland, Australia	4215
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +61 432 051 512

(Former name, former address and telephone number, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 par value	RAYT	OTC Markets Group

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2020 the last business day of the Company’s most recently completed third fiscal quarter was $484,787.24 based on the closing price of $0.07 per share, as reported on the over-the-counter bulletin board.

There were 46,606,231 shares of issuer’s Common Stock outstanding as of December 17, 2020.

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

ii

PART I

ITEM 1. BUSINESS.

History and Overview

Rayont Inc. (formerly known as Velt International Group Inc. (“Rayont” or the “Company”) was incorporated in Nevada on February 7, 2011. Our current principal executive office is located at Level 3, 26 Marine Parade, Southport, 4215, Queensland, Australia.

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

On September 30, 2020, pursuant to an Acquisition Agreement the Company acquired all of the issued and outstanding shares of Rayont International (Labuan) Inc (“RIL”), a Malaysian Offshore company as Exclusive Licensee of a Cancer Treatment technology for Sub-Sahara African Region. Under the agreement, Rayont acquired 100% outstanding shares of RIL in exchange for 25,714,286 shares of the Company’s common stock valued at $1.8 Million based on the closing share price on the OTC Markets on September 29, 2020.

Rayont International (Labuan) Inc is an on offshore company incorporated in Labuan, Malaysia which offers attractive 3% tax on profit. The company is clinical-stage life sciences company that holds the exclusive license for registering and commercializing Photosoft technology for treatment of all cancers across Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. The human clinical trial efforts have started in Australia and China conducted by Hudson Medical Institute, Australian.

Photosoft technology is an improved next generation Photodynamic Therapy (PDT). PDT uses non-toxic photosensitizers and visible light in combination with oxygen to produce cytotoxic-reactive oxygen that kills malignant cells, shuts down tumors and stimulates the immune system. In contrast to surgery, or radiotherapy and chemotherapy which are mostly immunosuppressive, PDT causes acute inflammation, expression of heat-shock proteins, and invasion and infiltration of a tumor by leukocytes.

Given the acquisition of THF Holdings Pty Ltd and Rayont International (Labuan) Inc as well as the cancer treatment assets that the company has invested on, Rayont has been focusing on commercializing these investments. The commercialization of the current assets for cancer treatment requires medical board approval for almost all of the countries subject to the license. Rayont has conducted the initial study to identify the requirements for obtaining the approvals for using PDT to treat cancer across different jurisdictions in Sub-Saharan Africa (“SSA”). The same PDT technology has been licensed in China, Australia and New Zealand. It is currently undergoing medical trials in Australia and China. The recent announcements show positive results that the technology works. The company believes that it will take time before it can start commercializing these assets and start to generate revenues and operating profits. In order to sustain and grow the business the company has been actively looking for new opportunities post COVID-19 pandemic.

On August 26, 2020, the company through its subsidiary Rayont (Australia) Pty Ltd f.k.a THF Holdings Pty Ltd incorporated Rayont Technologies Pty Ltd. COVID-19 created new opportunities for digital economy since employers globally around the world were forced to enable working from home. Rayont Technologies enables digital employee engagement by automating employee recruitment, onboarding, competency assessment and continuous learning. Rayont Technologies hired Mr. Shilow Shaffier as the Chief Executive Officer to lead the operations. Within first few months the company started generating revenues from some reputable clients within Australia.

In order to fulfill the orders and grow rapidly Rayont Technologies Pty Ltd entered an agreement on October 15, 2020 with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd for AUD 302,876.22 payable over 90 days upon Ms Smith transfers the assets to Rayont Technologies Pty Ltd. The assets that Rayont Technologies acquired under the agreement are:

1. Trademark

2. Website

3. Software

4. Office Assets

5. Customer Contracts

Full copy of the asset purchase agreement can be found in Exhibit 10.1.

Given its investments in healthcare and now technology and education, the company is focused on partnering with entrepreneurial and mid-sized companies across the world and has already acquired a significant portfolio of assets across Australia, Asia and Africa from core sectors.

●	Healthcare Services

●	Education

●	Technology

As of September 30, 2020, the company group structure consisted of the following companies:

The company focus is to grow revenues and operating profit within next financial year and plans to acquire revenue generating companies and grow the current businesses within the sectors it focuses on.

Competitive Conditions

Given that the company has established multiple business units or divisions and the competitive conditions defer for each business unit, the company presets these conditions accordingly.

1. Healthcare Services

Cancer is emerging as a major public health problem in Sub-Saharan Africa because of population aging and growth, as well as increased prevalence of key risk factors, including those associated with social and economic transition.

According to the World Health Organization, the number of new cancer cases per year will increase by 70% in Africa between 2012 and 2030 due to demographic changes alone – faster than in any other region of the world. Furthermore, for many cancers, the risk of getting cancer and the risk of dying from cancer is nearly the same throughout the Sub-Saharan region of Africa, due mostly to the late stage of diagnosis and lack of treatment.

Rayont intends to establish numerous Next Generation Photo Dynamic Therapy (NGPDT) centers to facilitate the treatment of cancers, starting in Port Elizabeth, South Africa prior to rolling out the concept across the broader Sub-Saharan Africa license region which encompasses a total of 48 countries and 1.1 billion people.

2. Education & Technology

The Online Education industry has expanded over the past five years. Technological advancements and wider internet access have made the online education model an increasingly viable option for learning and career advancement. However, changes to government funding and intensifying competition have constrained revenue over the period. Industry revenue is expected to rise at an annualized 8.5% over the five years through 2019-20, to a total of $8.1 billion. This includes growth of 10.1% in the current year.

Online education provides greater flexibility compared with traditional education and enables full-time workers to engage in further learning. Many education providers have recognized the growing need for flexibility and have increased the breadth of courses available online. MOOCs have grown in popularity over the past five years, facilitating enrolments from mature-age students that are looking for professional education. A depreciating Australian dollar has boosted enrolments from international students, supporting the industry. In addition, the number of VET providers has risen over the past five years, following government intervention to allow VET students access to financial assistance.

The COVID-19 virus outbreak has encouraged operators to move courses online, to conform with government restrictions on social distancing. However, most of these courses are expected to return to the classroom in time for the second teaching semester at most Australian institutions. For classes to be included in the industry, at least 80% of the content must be delivered online. Consequently, the effect of the COVID-19 virus outbreak on the industry is expected to be minimal in the current year.

As the industry approaches saturation, population demographics and trends in employment are projected to influence future demand for online education. The national unemployment rate is forecast to rise over the next five years, driving industry revenue growth. Additionally, the number of internet connections across Australia is projected to rise, supporting industry growth. Industry revenue is anticipated to increase at an annualized 5.6% over the five years through 2024-25, to $10.7 billion.

Rayont Technologies competitors in the learning and education space will include SAP Litmos, Kineo, Walkme and Linkedin Learning. With new developments in leading technology such as AI, Gamification and AR/VR, Rayont is looking to be a leader in the corporate learning market. The Workstar assets include two learning management and employment engagement software platforms and digital content creation capabilities

Customers

1. Healthcare Services

Next Generation Photo Dynamic Therapy (NGPDT) centers have not been established and commercialized yet.

2. Education & Technology

Under the agreement dated October 15, 2020 with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd Rayont Technologies Pty Ltd acquired a number of ongoing service agreement with customers who are using the Nexus or the Sphere systems. The customer contracts include large and enterprise customers from the Banking, Hospitality, Food and Beverage and Retail markets.

Products

1. Healthcare Services

What is Photo Dynamic Therapy?

Photo Dynamic Therapy (“PDT”) is an alternative cancer treatment that requires patients to orally or intravenously consume a synthetic photosensitizing agent (i.e., a light-activated drug) to circulate through the body. As the agent passes through the insides of the patient, it will concentrate at the sight of the cancer. Next the patients will be exposed to specific wavelength delivery devices that will use light to ‘activate’ the photosensitizing agent, and through a cascade of molecular reactions, will destroy the cells and tissues exposed to the agent (i.e., the cancer).

Despite the original form of PDT (developed in the 1970’s) still being used for the treatment of some cancers today, there are limitations on its effectiveness for non-superficial cancers.

For example, some patients using PDT had trouble absorbing sufficient light for cancers that had grown deep within the skin or were metastatically spread throughout the body.

Further the earlier versions of the synthetic photosensitizing agent were not selective enough, and sometimes concentrated in areas that did not have cancer.

Synthetic photosensitizing agents tend to remain in the patient’s body for an extended amount of time. This made some patients sensitive to light as some surface-level remains of the agent were reacting with the sun.

Because of this, the treatment depth of PDT was limited to mainly surface level cancers. This shortcoming gave rise to a second generation of PDT treatment termed next generation or ‘NGPDT’, that addressed the limitations of its predecessor.

Next-Generation Photo Dynamic Therapy (NGPDT)

The latest NGPDT treatment varies in both the photosensitizing agent, and wavelength delivery devices, and delivers a superior and safer treatment that targets primary cancers.

This next generation treatment process is:

●	Non-Toxic – NGPDT uses Photosoft™ a non-toxic, chlorophyll-based PDT photosensitiser, instead of a synthetic-based photosensitizing agent used in traditional PDT. Photosoft™ is a complex of chlorin and chlorophyllin, is water soluble and completely harmless to the body.
●	Minimised Photosensitivity – The chlorophyll-based agent circulates around the patient’s system and has a significantly faster clearance time (24 Hours) than the traditional synthetic PDT agent (Up to 3 months).
●	Highly Selective for Cancer Cells – The chlorophyll-based agent is better able to selectively accumulate onto metastatically spread cancers as well as developed cancers that are hard-to-detect by the immune system. The Hudson Institute of Medical Research reports the new IVX-PO2 version is 15x more effective than its predecessors.

NGPDT Treatment Program

The treatment plan is different for every patient. Every detail is considered via professional consultation, ensuring the most suitable treatment is facilitated. Rayont’s NGPDT treatment will follow a standardized treatment protocol. that goes through three phases.

1) Preparation;

2) Treatment; and

3) Rehabilitation.

The Preparation Phase will be the initial consultation between the doctor and the patient. The doctor will closely assess the patient eligibility for NGPDT treatment, as well as provide a professional opinion on a possible treatment plan. Upon mutual consent, the patient will be able to start treatment.

The Treatment Phase is typically three consecutive rounds of NGPDT treatment, however the specifics change depending on the treatment plan produced in the Preparation Phase.

After treatment, the immune system is in a debilitated state, leaving patients vulnerable to infection or the regrowth of cancer. Rayont is looking to partner with a number of partners to facilitate the Rehabilitation Phase. For this, both will work in conjunction to recuperate the patient’s immune system, and its ability to detect and destroy abnormal cells (e.g., possible cancer regrowth).

2. Education & Technology

Under the agreement dated October 15, 2020 with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd. Rayont Technologies Pty Ltd acquired a number of established products that offer customers the following products and services:

1)	Custom Content Development. Rayont Technologies customers are able to develop custom content with different levels of interactivities depending on their needs. The contact is able to be uploaded or made compatible with their existing systems of can be bundled with our existing systems.
2)	End-to-end employee experience/engagement platform. The Nexus platform is a cloud-based platform that clients can manage employee experience and engagement which includes recruitment and selection, new employee onboarding, induction, competency assessment, learning management, social networking etc.
3)	Learning Management System. The Sphere Learning Management System is a cloud based digital learning solutions for businesses that want to reduce employee down time from face-to-face learning activities. The system is able to be integrated with third party content, able to upload client custom content and SCORM compliant.
4)	Content subscriptions. Workstar and Rayont Technologies Pty Ltd are in process of negotiating strategic partnership with global, regional and local content libraries to be integrated with The Nesus and The Sphere Learning Management Systems. Clients can subscribe to any content as and when they need for their employees and they pay per content they consume only. Rayont receives revenue share based on revenues generated through our customer networks.

Marketing and Sales

In order to become competitive in the private equity space, the Company has taken steps to establish and number of digital marketing channels namely:

1)	Websites. This is an effective marketing and branding tool for customers, employees and investors as well as the public educations. The Company has completed its website and updates it regularly. The following are some important websites that the Company has:

i.	www.rayont.com
ii.	www.workstar.com.au

2)	Social media channels The Company has set up major social media channels such as Facebook, LinkedIn and instagram for each brand. The Company has established YouTube channels for some of the brands. These social media channels are linked and integrated with the websites.

3)	Digital and analog advertising. The marketing infrastructure enables the Company and its subsidiaries to conduct both digital and analog advertising activities.

Suppliers

Rayont International (Labuan) Ltd f.k.a Natural Health Farm Inc entered into exclusive distribution and licensing agreement with RMW Cho Group Ltd on 26th November 2018 to commercialize NGPDT technology across sub-sahara African territories. Rayont’s NGPDT licence provides exclusive use of the NGPDT throughout the entire Sub-Saharan Africa region. As depicted in the table opposite, this vast region is densely populated. According to “Worldmeter” in 2019 this region is home to move than 1.1 billion individuals which represents approximately 14.35% of the entire global population.

Country (or dependency)	Population -2019	Yearly Change	Net Change	Land Area (Km²)	World Share
Nigeria	200,962,417	2.60%	5,087,180	910,770	2.60%
Ethiopia	110,135,635	2.42%	2,600,753	1,000,000	1.43%
DR Congo	86,727,573	3.24%	2,722,584	2,267,050	1.12%
Tanzania	60,913,557	3.08%	1,822,165	885,800	0.79%
South Africa	58,065,097	1.16%	666,676	1,213,090	0.75%
Kenya	52,214,791	2.48%	1,263,912	569,140	0.68%
Uganda	45,711,874	3.26%	1,441,311	199,810	0.59%
Sudan	42,514,094	2.42%	1,002,568	1,765,048	0.55%
Angola	31,787,566	3.29%	1,013,361	1,246,700	0.41%
Mozambique	31,408,823	2.88%	880,150	786,380	0.41%
Ghana	30,096,970	2.15%	633,327	227,540	0.39%
Madagascar	26,969,642	2.69%	706,832	581,795	0.35%
Côte d'Ivoire	25,531,083	2.51%	625,240	318,000	0.33%
Cameroon	25,312,993	2.57%	634,759	472,710	0.33%
Niger	23,176,691	3.88%	865,316	1,266,700	0.30%
Burkina Faso	20,321,560	2.89%	569,909	273,600	0.26%
Malawi	19,718,743	2.89%	554,015	94,280	0.26%
Mali	19,689,140	3.04%	581,434	1,220,190	0.26%
Zambia	18,137,369	3.00%	528,191	743,390	0.24%
Zimbabwe	17,297,495	2.27%	384,234	386,850	0.22%
Senegal	16,743,859	2.76%	449,589	192,530	0.22%
Chad	15,814,345	3.00%	461,161	1,259,200	0.20%
Somalia	15,636,171	2.99%	454,246	627,340	0.20%
Guinea	13,398,180	2.65%	345,572	245,720	0.17%
South Sudan	13,263,184	2.66%	344,131	610,952	0.17%
Rwanda	12,794,412	2.35%	293,256	24,670	0.17%
Burundi	11,575,964	3.21%	359,514	25,680	0.15%
Togo	8,186,384	2.45%	195,458	54,390	0.11%
Sierra Leone	7,883,123	2.12%	163,394	72,180	0.10%
Congo	5,542,197	2.64%	142,302	341,500	0.07%
Eritrea	5,309,659	2.35%	121,711	101,000	0.07%
Liberia	4,977,720	2.56%	124,204	96,320	0.06%
Central African Republic	4,825,711	1.86%	88,288	622,980	0.06%
Mauritania	4,661,149	2.67%	121,081	1,030,700	0.06%
Namibia	2,641,996	2.09%	54,195	823,290	0.03%
Botswana	2,374,636	1.78%	41,435	566,730	0.03%
Lesotho	2,292,682	1.31%	29,672	30,360	0.03%
Gambia	2,228,075	2.97%	64,310	10,120	0.03%
Gabon	2,109,099	2.01%	41,538	257,670	0.03%
Guinea-Bissau	1,953,723	2.44%	46,455	28,120	0.03%
Swaziland	1,415,414	1.73%	24,029	17,200	0.02%
Equatorial Guinea	1,360,104	3.52%	46,210	28,050	0.02%
Mauritius	1,271,368	0.24%	3,053	2,030	0.02%
Djibouti	985,690	1.47%	14,282	23,180	0.01%
Comoros	850,910	2.23%	18,563	1,861	0.01%
Cabo Verde	560,349	1.27%	7,014	4,030	0.01%
Sao Tome & Principe	213,379	2.18%	4,561	960	0.00%
Seychelles	95,702	0.49%	467	460	0.00%
	1,107,658,298				**14.35%**

Government Regulations

The opening of NGPDT treatment centers requires approval from respective medical boards of each territory or country we are licensed by the licensor to operate. The approvals require either local medical trials or approval from established jurisdiction like FDA or USA or European Community. Currently medical trials are being conducted in Australia and China. The company plans to start the medical trials in South Africa first followed by other territories as soon as positive results are seen in Australia in order to minimize the financial risks associated with medical trials.

Employees

As of September 30, 2020, we have 3 employees, all of whom performed operational, technical and administrative functions. No payroll will be paid to the employees before the Company generates net profits. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these employees belong to labor unions.

Under the agreement dated October 15, 2020 with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd Rayont Technologies Pty Ltd acquired 9 full time employees who have entered into new employment agreements with Rayont Technologies Pty Ltd effective of 7th of November 2020.

ITEM 1A. RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2. PROPERTIES.

Our executive office address is located at Level 3,26 Marine Parade, Southport, Queensland, Australia. The lease for this facility is free of charge since we use a shareholder’s office. We believe that our leased facilities are suitable and adequate for their intended use. The company has adopted work from home policy to comply with COVID -19 restrictions in place in Australia and other jurisdictions we operate.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock is quoted on the OTC Market Pink Sheet (“OTC PINK”) under the symbol “RAYT”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years. Such prices are based on inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2017	Low	High
First Quarter	$1.05	$5.00
Second Quarter	$1.42	$2.00
Third Quarter	$0.20	$1.42
Fourth Quarter	$0.40	$6.00

Fiscal 2018	Low	High
First Quarter	$1.60	$6.00
Second Quarter	$1.40	$10.40
Third Quarter	$0.75	$4.00
Fourth Quarter	$0.25	$1.00

Fiscal 2019	Low	High
First Quarter	$0.29	$0.34
Second Quarter	$0.23	$0.75
Third Quarter	$0.20	$0.51
Fourth Quarter	$0.33	$0.50

Fiscal 2020	Low	High
First Quarter	$0.09	$0.50
Second Quarter	$0.09	$0.51
Third Quarter	$0.05	$0.50
Fourth Quarter	$0.07	$0.07

Fiscal 2021	Low	High
First Quarter through December 8, 2020	$0.07	$1.28

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

Common Stock Currently Outstanding

As of December 17, 2020, 46,606,231 shares were issued and outstanding.

Holders

As of the date of this Report, we had approximately 265 stockholders of record of our common stock.

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

Transfer Agent

West Coast Stock Transfer Inc. located at 721 N. Vulcan Ave. 1st FL, Encinitas, CA 92024 is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

During October 12, 2020 to December 15, 2020, the Company sold 7,734,413 shares in some private placements to 135 investors for a total amount of $545,943. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

Overview

Rayont Inc. (formerly Velt International Group Inc., or “Rayont” or the “Company”) is a Nevada corporation formed on February 7, 2011. The Company’s common stock are currently traded on the Over the Counter Pink Sheet under the symbol “RAYT”.

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

On January 22, 2019, the Company entered into an acquisition agreement with THF Holdings Pty Ltd., an Australian corporation and Rural, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of THF Holdings Pty Ltd. in exchange for 4,000,000 shares of the Company’s common stock, valued on January 22, 2019 at $1,000,000. THF Holdings Pty Ltd. is an Australian Cancer treatment and medical device company. Rural is the majority shareholder of THF Holdings Pty Ltd.. In March 2019, the acquisition of THF Holdings Pty Ltd. was completed and THF Holdings Pty Ltd. became a subsidiary of the Company. In addition, the acquisition was accounted for business combination under common control of Rural. On August 25, 2020, the name THF Holdings Pty Ltd. was changed to Rayont (Australia) Pty Ltd. (“Rayont Australia”).

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

On August 26, 2020, the Company established Rayont Technologies Pty Ltd. (Rayont Technologies) through Rayont Australia. Rayont Technologies is an Australian corporation and is engaged primarily in digital learning solutions to support the development of people skills that drive business growth.

On September 30, 2020, the Company acquired all of the issued and outstanding capital stock of Rayont International (L) Limited (Rayont International), a Malaysian company. The purchase price paid by the Company was 25,714,286 shares of its common stock valued at $1,800,000 or $0.07 per share, which was the closing price of the Company’s common stock on the OTC Markets on September 29, 2020. Rayont International is a clinical-stage life sciences company that holds the exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa.

On October 15, 2020, Rayont Technologies Pty Ltd entered into an agreement with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd for AUD 302,876.22 payable over 90 days upon Ms Smith transfers the assets to Rayont Technologies Pty Ltd. The assets that Rayont Technologies acquired under the agreement includes trademark, website, software, office assets and customer contracts.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions. To date, the Company has experienced some adverse impacts; however, the impacts of COVID-19 on our operating results for the year ended September 30, 2020 was limited due to the nature of our business. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

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

With the acquisitions of Rayont Australia and Rayont International, the Company has decided to embark in life science as a sector to operate and cancer treatment as an area that it will develop its expertise and business.

Restatement

The Company has restated the consolidated financial statements as of and for the year ended September 30, 2019 contained in our previously filed Annual Reports on Form 10-K. The restatement was due to due to a material error discovered by the Company in accounting for stock-based compensations to outside consultants. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The Company has adjusted the error by revising the consolidated financial statements as of and for the year ended September 30, 2019 included in Item 8. Financial Statements and Supplementary Data.

Results of Operations

For the fiscal years ended September 30, 2020 and 2019

Revenue

There were $186,663 and nil revenue generated for the years ended September 30, 2020 and 2019, respectively. The increase was attributable to revenue generated from digital learning solutions provided by Rayont Technologies. The Company continues looking for other opportunities which could potentially increase the profits of the Company.

Cost of Goods Sold

There was no cost of goods sold incurred for the years ended September 30, 2020 and 2019.

Operating Expense

Our operating expenses consist of selling, general and administrative expenses and depreciation expense.

For the years ended September 30, 2020 and 2019, there were a total of $425,525 and $2,306,678 operating expenses, respectively. The decrease in the operating expense was primarily resulted from that the share-based compensation granted to the Company’s officer and consultants in 2019.

Net Loss

We incurred net losses of $229,445 and $2,302,463 for the years ended September 30, 2020 and 2019, respectively.

Equity and Capital Resources

We have incurred losses for the year ended September 30, 2020 and had an accumulated deficit of $3,775,620 as of September 30, 2020. As of September 30, 2020, we had cash of $2,811 and a negative working capital of $1,922,046, compared to cash of $836 and a negative working capital of $1,461 as of September 30, 2019. The increase in the negative working capital was primarily because the Company had loans from related parties.

We had no material commitments for capital expenditures as of September 30, 2020. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Form 10-K, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RAYONT INC. AND Subsidiaries

Consolidated Financial Statements

As of September 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Rayont Inc.

Level 3, 26 Marine Parade, Southport

Queensland, Australia

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rayont Inc. (the ‘Company’) as of September 30, 2020 and 2019, and the related statements of income, stockholders’ equity, and cash flows for the year ended of September 30, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the year ended September 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended September 30, 2020 and 2019 the Company incurred a net loss and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2020.
Kuala Lumpur, Malaysia

December 18, 2020

RAYONT INC. AND Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,
	2020	2019
		(Restated)
ASSETS
Current assets:
Cash	$2,811	$836
Accounts receivable	216,525	-
Loan receivable owed by a related party	184,823	93,000
Other receivables	10,897	5,500
Total Current Assets	415,056	99,336

Loan receivable owed by a related party	-	191,360
Property and equipment, net	844,544	899,142
Intangible assets, net	2,000,000	-
Other assets	21	114

TOTAL ASSETS	$3,259,621	$1,189,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to related parties	$2,152,558	$87,136
Note payable	143,755	-
Accrued expenses	40,789	13,661
Total Current Liabilities	2,337,102	100,797

Note payable	-	103,000

TOTAL LIABILITIES	2,337,102	203,797

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 38,871,818 and 12,907,532 shares issued and outstanding as of September 30, 2020 and 2019	38,872	12,908
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding as of September 30, 2020 and 2019	-	-
Additional paid-in capital	4,677,704	4,574,213
Accumulated deficit	(3,775,620)	(3,546,175)
Accumulated other comprehensive loss	(18,437)	(54,791)
TOTAL STOCKHOLDERS’ EQUITY	922,519	986,155
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,259,621	$1,189,952

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND S Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended September 30,
	2020	2019
		(Restated)
Revenues	$186,663	$-
Cost of goods sold	-	-
Gross profit	186,663	-

Operating expenses:
Selling, general and administrative expenses	323,932	2,201,693
Depreciation expense	101,593	104,985
Total operating expenses	425,525	2,306,678

Operating loss	(238,862)	(2,306,678)

Other income (expense):
Interest income	10,152	-
Interest expense	(4,120)	-
Other income (expense), net	3,385	4,215
Total other income (expense), net	9,417	4,215

Loss before income taxes	(229,445)	(2,302,463)
Income tax expense	-	-
Net loss	(229,445)	(2,302,463)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	36,354	(54,791)
Other comprehensive income (loss)	36,354	(54,791)

Comprehensive loss	$(193,091)	$(2,357,254)

Weighted average shares outstanding, basic and diluted	13,026,710	8,858,167
Net loss per common share, basic and diluted	$(0.02)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance as of September 30, 2018	1,886,622	$1,887	$1,020,563	$(1,243,712)	$-	$(221,262)

Issuance of common stock	120,910	121	27,379	-	-	27,500
Issuance of common stock for services	6,900,000	6,900	1,946,100	-	-	1,953,000
Business acquisition of a subsidiary under common control	4,000,000	4,000	1,359,241	-	-	1,363,241
Net loss	-	-	-	(2,302,463)	-	(2,302,463)
Foreign currency translation loss	-	-	-	-	(54,791)	(54,791)
Debt forgiveness	-	-	220,930	-	-	220,930
Balance as of September 30, 2019 (Restated)	12,907,532	12,908	4,574,213	(3,546,175)	(54,791)	986,155

Issuance of common stock for services	250,000	250	19,750	-	-	20,000
Business acquisition of a subsidiary under common control	25,714,286	25,714	48,670	-	-	74,384
Net loss				(229,445)	-	(229,445)
Foreign currency translation gain	-	-	-	-	36,354	36,354
Debt forgiveness	-	-	35,071	-	-	35,071

Balance as of September 30, 2020	38,871,818	$38,872	$4,677,704	$(3,775,620)	$(18,437)	$922,519

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2020	2019
		(Restated)
Operating Activities:
Net loss	$(229,445)	$(2,302,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of share-based consulting fee expense	20,000	1,953,000
Depreciation expense	101,591	104,985
Bad debt expense	195,491	-
Changes in operating assets and liabilities:
Accounts receivable	(205,329)	-
Other receivables	(5,358)	99,087
Other assets	95	-
Accrued expenses	25,387	6,794
Net cash used in operating activities	(97,568)	(138,597)

Investing Activities:
Cash from acquisition	1,082	35,316
Disbursements for loans receivable	(4,054)	(93,000)
Net cash used in investing activities	(2,972)	(57,684)

Financing Activities:
Loans from related parties	78,421	83,762
Repayment of loans from related parties	(1,220)	(19,689)
Proceeds from note payable	136,322	103,000
Repayment of note payable	(103,000)	-
Issuance of common stock	-	27,500
Net cash provided by financing activities	110,523	194,573

EFFECT OF EXCHANGE RATE ON CASH	(8,008)	2,417

Net increase in cash	1,975	709
Cash at beginning of the period	836	127
Cash at end of the period	$2,811	$836

SUPPLEMENTAL DISCLOSURE:
Interest paid	$4,120	$-
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Issuance of common stock for services	$20,000	$1,953,000
Issuance of common stock for acquisition	$1,800,000	$-
Forgiveness of debts	$35,071	$220,930

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Rayont Inc. (formerly Velt International Group Inc., or “Rayont” or the “Company”) is a Nevada corporation formed on February 7, 2011. The Company currently focuses in the areas of biotechnology and internet of things (IOT).

Given the acquisition of THF Holdings Pty Ltd and Rayont International (Labuan) Inc as well as the cancer treatment assets that the Company has invested on, Rayont has been focusing on commercializing these investments. The commercialization of the current assets for cancer treatment requires medical board approval for almost all of the countries subject to the license. Rayont has conducted the initial study to identify the requirements for obtaining the approvals for using PDT to treat cancer across different jurisdictions in Sub-Saharan Africa (“SSA”). The same PDT technology has been licensed in China, Australia and New Zealand. It is currently undergoing medical trials in Australia and China. The recent announcements show positive results that the technology works. The Company believes that it will take time before it can start commercializing these assets and start to generate revenues and operating profits. In order to sustain and grow the business the company has been actively looking for new opportunities post COVID-19 pandemic.

On August 26, 2020, the Company established Rayont Technologies Pty Ltd. (Rayont Technologies) through Rayont Australia. Rayont Technologies is an Australian corporation and IOT providing services such as end-to-end employee engagement and experience platform for businesses in Australia and globally.

Rayont Technologies Pty Ltd entered an agreement on October 15, 2020 with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd for AUD 302,876.22 payable over 90 days upon Ms Smith transfers the assets to Rayont Technologies Pty Ltd.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions. To date, the Company has experienced some adverse impacts; however, the impacts of COVID-19 on our operating results for the year ended September 30, 2020 was limited due to the nature of our business. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

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

Going Concern

The Company had a net loss of $229,445 and a net current liability of $1,922,046 for the year ended on September 30, 2020. The accumulated loss of the Company is $2,735,873 as of September 30, 2020. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically negative working capital, recurring operating losses, accumulated deficit and other adverse key financial ratios.

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

There is one customer who accounted for 10% or more of the Company’s sales and accounts receivable for the year ended September 30, 2020 and as of September 30, 2019, respectively. For the year ended September 30, 2019, the Company did not generate any revenue.

There is no supplier who accounted for 10% or more of the Company’s cost of sales for the years ended September 30, 2020 and 2019.

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

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2020 and 2019, the Company had cash in bank of $2,811 and $836, respectively.

Intangible assets

Intangible assets for purchased are recognized and measured at cost upon acquisition and consist of the Company’s exclusive license with an indefinite useful life. The Company has determined that there are currently no legal, regulatory, contractual, economic or other factors that limit the useful life of the license and accordingly treat the license as indefinite life intangible assets.

As of September 30, 2020 and September 30, 2019, the Company had intangible assets of $2,000,000 associated with Rayont International’s exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets when changes in circumstances or event could impact the recoverability of the carrying value of the assets. Recoverability of long-lived assets is determined by comparing the estimated undiscounted cash flows related to the long-lived assets to their carrying value. Impairment is determined by comparing the present value of future undiscounted cash flows, or some other fair value measure, to the carrying value of the asset. For the years ended September 30, 2020 and 2019, no impairment of long-lived assets was indicated, and no impairment loss was recorded.

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

Digital Learning Solutions:

Revenue from digital learning solutions is recognized when control has transferred to the customer which typically occurs when the service is completed or the delivery of the license to the customer.

Maintenance Services:

The Company offers maintenance and function improvements services related to the mobile apps for customers. Maintenance service is considered distinct and is recognized ratably over the maintenance term.

(Loss) Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attribute to stockholders of common stock by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus equivalent shares.

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible notes and preferred stock when the effect would be dilutive. The Company only issued common stock and does not have any potentially dilutive instrument as of September 30, 2020 and 2019.

Translation of Foreign Currency

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Australian Dollars (“AUD”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended September 30,
	2020	2019

Year-end AUD : US$1 exchange rate	0.7141	0.7009
Yearly average AUD : US$1 exchange rate	0.6772	0.7032

Recent Accounting Pronouncements

Management believes none of the recently issued accounting pronouncements will have a material impact on the consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2020 and 2019, property and equipment consisted of the following:

	September 30,
	2020	2019
Laser equipment	$1,240,422	$1,171,725
Computer equipment	7,378	7,378
Total	1,247,800	1,179,103
Less: accumulated depreciation	(403,256)	(279,961)
Total property and equipment, net	$844,544	$899,142

During the year ended September 30, 2020 and 2019, the depreciation expenses were $101,591 and $104,985, respectively.

NOTE 4 – NOTE PAYABLE

	September 30,
	2020	2019
8% convertible note payable	$-	$103,000
Noninterest-bearing notes payable	143,755	-
Total	$143,755	$103,000

Notes payable - current	$143,755	$-
Notes payable - noncurrent	$-	$103,000

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

For the years ended September 30, 2020, the interest expenses were $4,120 and nil, respectively.

Noninterest-bearing notes payable

In March 2020, the Company’s subsidiary entered into several loan agreements with outside creditors for the purpose to support its operation. The loans bear no interest and are due on December 31, 2020. As of September 30, 2020, the Company had outstanding balances of $143,755 to the outside third party1.

NOTE 5 – STOCK-BASED COMPENSATION

The Company accounts for stock issued for services using the fair value method in accordance with ASC 718, Stock-Based Compensation, the measurement date of shares issued for services is the grant date.

On December 19, 2018, the Company issued 3,000,000 shares of its common stock to a consultant for services rendered to the Company at $0.32 per share.

On January 14, 2019, under the Company’s 2019 Equity Incentive Plan, the Company issued an aggregate of 900,000 shares to a consultant for services rendered to the Company $0.26 per share.

On January 30, 2019, the Company issued 200,000 shares of its common stock to a consultant for services rendered to the Company at $0.26 per share.

On January 30, 2019, the Company issued 300,000 shares of its common stock to a consultant for services rendered to the Company at $0.26 per share.

On January 31, 2019, the Company issued 150,000 shares of its common stock to a consultant for services rendered to the Company at $0.26 per share.

On January 31, 2019, the Company issued 250,000 shares of its common stock to a marketing staff for marketing services rendered to the Company at $0.26 per share.

On February 11, 2019, the Board of Directors authorized the issuance of 1,000,000 shares of the Company’s common stock to its prior President, for services rendered at $0.25 per share.

On April 8, 2019, the Company issued 200,000 shares of its common stock to one consultant for services rendered to the Company at $0.25 per share.

On April 26, 2019, the Company issued 900,000 shares of its common stock to one consultant for services rendered to the Company at $0.25 per share.

On April 8, 2020, under the Company’s 2019 Equity Incentive Plan, the Company issued an aggregate of 250,000 shares of its common stock to one former officer, the CEO of the Company and one consultant for services rendered to the Company at 0.08 per shares. The Company recorded the compensation cost of $20,000 for the year ended September 30, 2020. The Company relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

NOTE 6 - INCOME TAXES

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

The Company is subject to taxation in the United States and in Malaysia The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance. For the years ended September 30, 2020 and 2019, the Company has incurred a net loss of approximately $76 thousand and $2,080 thousand in the United States, respectively. The net operating losses generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas the net operating losses generated after December 31, 2017 can be carryforward indefinitely. For the year ended September 30, 2020 and 2019, the Company’s subsidiary in Malaysia has incurred a net loss of approximately $25 thousand and $14 thousand, respectively. The net operating losses generated in tax years can be carryforward for seven years. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

	Years ended September 30,
	2020	2019
Deferred tax asset, generated from net operating loss	$504,499	$482,384
Valuation allowance	(504,499)	(482,384)
Net deferred tax asset	$-	$-

NOTE 7 - RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in the consolidated financial statements are as follows:

Name	Relationship
Anvia Holdings Corporation (“Anvia”)	The President and CEO of Anvia is the shareholder of the Company
Rural Asset Management Services, Inc. (“Rural”)	Entity under the same beneficial owner
Natural Health & Education Pty Ltd (“NHE”)	Entity under the same beneficial owner
THF International HK Ltd. (“THF HK”)	Entity under the same beneficial owner

Loans receivable owed by related parties

On August 20, 2019, the Company agreed to grant a loan to Anvia for the amount of $93,000. The loan bears an interest rate at 8% and matures on February 19, 2020 and the loan was further extended to August 18, 2020 on February 16, 2020. On October 26, 2020, the Company and Anvia entered into the First Amendment to the loan agreement and agreed to extend the date of repayment to be August 18, 2020. Due to the short maturity of the loan, the Company had a current loans receivable of $93,000 and $93,000 as of September 30, 2020 and 2019, respectively. The Company recorded interest income of $10,152 and nil for the years ended September 30, 2020 and 2019.

As of September 30, 2020 and, 2019, Rayont International had loans receivable of $91,823 and nil from Rural. The loans receivable were non-interest bearing and due upon request.

As of September 30, 2019, the Company had a noncurrent loan receivable of $191,360 from the Company’s affiliate company, HCC Century City. The amount owed by HCC Century City bears no interest and unsecured. The Company was not able to collect the amount, and the total amount of the loan receivable were written off in December 2019.

Amounts due to related parties

As of September 30, 2020 and 2019, the Company had amount due to related parties as follows:

	September 30,
	2020	2019
Due to NHE	$1,846,990	$-
Due to THF HK	200,000	-
Due to Rural	79,942	79,942
Others	25,626	7,194
Total	$2,152,558	$87,136

Amounts due to related parties were non-interest bearing and payable on demand. The amounts were used to support its operation and to acquire the exclusive license for registering and commercializing PhotosoftTM technology.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of September 30, 2020.

NOTE 9 - SUBSEQUENT EVENTS

On October 15, 2020, Rayont Technologies Pty Ltd entered into an agreement with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd for AUD 302,876.22 payable over 90 days upon Ms Smith transfers the assets to Rayont Technologies Pty Ltd. The assets that Rayont Technologies acquired under the agreement includes trademark, website, software, office assets and customer contracts.

During October 12, 2020 to December 15, 2020, the Company sold 7,734,413 shares in some private placements to 135 investors for a total amount of $545,943. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

NOTE 10 – RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The consolidated financial statements as of and for the year ended September 30, 2019 have been restated due to a material error in accounting for stock-based compensations to outside consultants. The Company did not properly record consulting expense for the compensations granted by the Company. In accordance with ASC 250, Accounting Changes and Error Correction, the Company evaluated the materiality of the error from quantitative and qualitative perspectives and concluded that the error, as described above, were material to the Company’s previously issued audited consolidated financial statements as of and for the years ended September 30, 2019. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement and has adjusted the error by revising the consolidated financial statements as of and for the year ended September 30, 2019 included herein.

The restatement for the consolidated financial statements as of and for the year ended September 30, 2019:

	Year Ended September 30, 2019
	As Previously Reported	Adjustment	As Restated
Statement of Operations Data:
Selling general and administrative expenses	$1,154,693	$1,047,000	$2,201,693
Total operating expenses	1,259,678	1,047,000	2,306,678
Net loss	(1,262,716)	(1,039,747)	(2,302,463)

	Year Ended September 30, 2019
	As Previously Reported	Adjustment	As Restated
Balance Sheet Data:
Additional paid-in capital	$3,534,446	$1,039,767	$4,574,213
Accumulated deficit	(2,506,428)	(1,039,747)	(3,546,175)

	Year Ended September 30, 2019
	As Previously Reported	Adjustment	As Restated
Cash Flows data:
Net loss	$(1,262,716)	$(1,039,747)	$(2,302,463)
Non-cash portion of share-based consulting fee expense	841,000	1,112,000	1,953,000
Net cash used in operating activities	(210,850)	72,253	(138,597)

Loans from related parties	-	83,762	83,762
Repayment of loans from related parties	(156,857)	137,168	(19,689)
Issuance of common stock	320,682	(293,182)	27,500
Net cash provided by financing activities	266,825	(72,252)	194,573

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of September 30, 2020 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of formal documents such as invoices and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these significant deficiency materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended September 30, 2020. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of September 30, 2018.

Name	Age	Position Held	Held Office Since
Marshini Thulkanam	44	President/CEO/CFO/Secretary and Director	2020

The directors will serve until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. The following is information concerning the business background of Ms. Thulkanam.

Ms. Thulkanam has over 20 years in public practice, as well as the commercial environment. She provides accounting, CFO on demand and tax solutions to her variety of clients from diverse industries, including hospitability, retail, health, professional services, property developments, and medical centres and construction companies. Ms. Thulkanam graduated from Massey University, New Zealand and has worked in both New Zealand and Australian Chartered Accounting Firms. She is a member of the Chartered Accountants Australian and New Zealand and a Registered Tax Agent. Her focus is family businesses from start up to complex entities and takes great pride in assisting her clients navigate through Australia’s complex tax systems to provide great outcomes. Ms. Thulkanam is the founder and Managing Director of Accounting Biz Solutions Pty Ltd, an accounting and bookkeeping practice in Queensland, Australia. She is the CFO on demand for a number of private funds such as Future Asset Management International Ltd and Zenio Capital Ltd.

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

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Management Compensation

Name and Fiscal Years Ended September 30, 2019, 2018 and 2020	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Marshini Thulkanam (1)FY 2020	0	8,000	0	0	0	0	8,000
Gregory Jackson FY 2020 (2)	0	4,000	0	0	0	0	4,000
Gregory Jackson FY 2019 (2)	0	0	0	0	0	0	0
Chin Kha Foo(3) FY 2019	0	0	0	0	0	0	0
FY 2018	0	0	0	0	0	0	0

(1)	Ms. Thulkanam was appointed a Director, CEO, President, CFO and Secretary on March 31, 2020
(2)	Mr. Jackson was appointed a Director, CEO, President, CFO and Secretary on August 9, 2019 and resigned on March 31, 2020.
(3)	Mr. Foo was appointed a Director and President/CEO/CFO on July 2, 2017 and resigned on August 9, 2019

Compensation of Directors

Each Director that is not an officer is reimbursed the reasonable out-of-pocket expenses in connection with their travel to attend meetings of the Board of Directors. No payments were made to our current directors for the fiscal years ended 2020, 2019 and 2018.

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

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock that are shown as beneficially owned by them. In computing the number of shares of Common Stock owned by a person and the percentage ownership of that person, any such shares subject to options and warrants held by that person that are exercisable as of the Record Date or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person. The percent of class is based on 46,606,231 shares of common stock issued and outstanding as of December 17, 2020. Unless otherwise indicated, the mailing address of each officer and director is c/o Rayont Inc., Level 3, 26 Marine Parade, Southport, Queensland, Australia 4215.

Officers and Directors	Shares of Common stock	Percentage

Marshini Thulkanam	100,000	-0-%

All Officers and Directors as a Group (1)	100,000	-0-%

More than 5% Beneficial Owners:

Rural Asset Management Services, Inc.	5,132,000	11.01%

Anvia Holdings Corporation	3,000,000	6.44%

Taleo Holdings (L) LTD	25,714,286	55.17%

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

Audit Committee

We do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The related parties of the Company with whom transactions are reported in the consolidated financial statements are as follows:

Name	Relationship
Rural Asset Management Services, Inc. (“Rural”)	Entity under the same beneficial owner
Natural Health & Education Pty Ltd (“NHE”)	Entity under the same beneficial owner
THF International HK Ltd. (“THF HK”)	Entity under the same beneficial owner

Loans receivable owed by related parties

On August 20, 2019, the Company agreed to grant a loan to Anvia Holdings Corporation (“Anvia”) for the amount of $93,000. The President and CEO of Anvia is also the shareholder of the Company and the director of THF Holdings Pty Ltd. The loan bears an interest rate at 8% and matures on February 19, 2020 and the loan was further extended to August 18, 2020 on February 16, 2020. Due to the short maturity of the loan, the Company had a current loans receivable of $93,000 and $93,000 as of September 30, 2020 and 2019, respectively.

As of September 30, 2020 and, 2019, Rayont International had loans receivable of $91,823 and nil from Rural. The loans receivable were non-interest bearing and due upon request.

As of September 30, 2019, the Company had a noncurrent loan receivable of $191,360 from the Company’s affiliate company, HCC Century City. The amount owed by HCC Century City bears no interest and unsecured. The Company was not able to collect the amount, and the total amount of the loan receivable were written off in December 2019.

Amounts due to related parties

As of September 30, 2020 and 2019, the Company had amount due to related parties as follows:

	September 30,
	2020	2019
Due to NHE	$1,846,990	$-
Due to THF HK	200,000	-
Due to Rural	79,942	79,942
Others	25,626	7,194
Total	$2,152,558	$87,136

Amounts due to related parties were non-interest bearing and payable on demand. The amounts were used to support its operation and to acquire the exclusive license for registering and commercializing PhotosoftTM technology.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Total Asia Associates Plt was our independent auditor for the fiscal years ended September 30, 2019 and JP Centurion & Partners Plt is our current independent auditor for the fiscal year ended on September 30, 2020.

The following table shows the fees paid or accrued by us for the audit and other services provided by, Total Asia Associates Pl and JP Centurion & Partners Plt, our auditors for fiscal years ended September 30, 2020 and 2019, respectively.

	2020	2019

Audit Fees (i)	$12,500	11,000
Audit-Related Fees (ii)		-
Tax Fees (iii)	$
All Other Fees (iv)		-
Total	$12,500	$11,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this report.

Number	Description

10.1	Assets Purchase Agreement With Workstar Tech (Aust) Pty Ltd
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President, Chief Executive Officer and Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONT INC.

Date: December 18, 2020	By:	/s/ Marshini Thulkanam
Marshini Thulkanam
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Marshini Thulkanam,	Principal Executive Officer & Principal
Marshini Thulkanam	Accounting Officer & Director	December 18, 2020

EXHIBIT INDEX

Number	Description

10.1	Assets Purchase Agreement With Workstar Tech (Aust) Pty Ltd
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes -Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President, Chief Executive Officer and Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

