Form 10-Q
period 2020-12-31
RAYONT INC.
filed 2021-02-16
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

SEC File No. 000-56020

RAYONT INC.
(Exact name of registrant as specified in its charter)

Nevada	27-5159463
(State or other jurisdiction of incorporation or organization)	(IRS I.D.)

Level 3, 26 Marine Parade, Southport Queensland, 4215 Australia
(Address of principal executive offices)

Issuer’s telephone number: +61 432 051 512

(Former name, former address and telephone number, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 12, 2021, there were 46,735,355 shares issued and outstanding of the registrant’s common stock.

RAYONT INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Financial Statements

For the three months ended December 31, 2020 and 2019

RAYONT INC. AND Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31	September 30,
	2020	2020

ASSETS
Current assets:
Cash	$144,320	$191,676
Accounts receivable	245,243	359,684
Inventory	490,218	454,701
Loan receivables	-	184,823
Due from related parties	40,443	203,503
Prepaid expense	90,476
Other receivables	5,635	10,897
Total Current Assets	1,016,335	1,405,284

Noncurrent assets:
Loan receivables - related parties	-	-
Property and equipment, net	893,516	844,544
Intangible assets	2,466,157	2,000,000
Other assets	-	21
Total Noncurrent Assets	3,359,673	2,844,565

TOTAL ASSETS	$4,376,008	$4,249,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$107,659	$54,315
Due to related parties	5,190	2,841,038
Loan payable	192,726	143,755
Other payables	202,652
Accrued liabilities	276,908	368,290
Total Current Liabilities	785,135	3,407,398

Note payable	-	-

TOTAL LIABILITIES	785,135	3,407,398

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 46,694,870 and 38,871,818 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	46,695	38,872
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	-	-
Additional paid-in capital	8,044,511	5,472,589
Stock subscriptions receivable	(72,774)
Accumulated deficit	(4,491,484)	(4,638,010)
Accumulated other comprehensive income	63,925	(31,000)
TOTAL STOCKHOLDERS’ DEFICIT	3,590,873	842,450

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,376,008	$4,249,849

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND S Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended December 31,
	2020	2019

Revenue	$457,865	$401,316
Cost of Revenue	(276,497)	(221,637)
Gross profit/(loss)	181,368	179,679

Operating expenses:
Selling, general and administrative expenses	494,384	427,784
Depreciation expense	28,363	25,553
Total Operating Expenses	522,747	453,337

Operating Loss	(341,379)	(273,658)

Other income/(expense):
Interest income	1,836	-
Interest expense	-	(3,206)
Other income (loss), net	486,069	-
Total other income/(expense)	487,905	(3,206)

Income before income taxes	146,526	(276,864)
Income tax expense	-	-
Net income (loss)	146,526	(276,864)

Other comprehensive items
Foreign currency translation gain	94,926	57,820
Total other comprehensive income	94,926	57,820

Total comprehensive income (loss)	241,452	(219,044)
Less: comprehensive income attributable to noncontrolling interest	-	-
Comprehensive income (loss) attributable to shareholders of the Company	$241,452	$(219,044)

Weighted average shares, basic and diluted	40,828,756	12,907,532
Net loss per common share, basic and diluted	$0.00	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

						Accumulated
	Common Stock		Additional Paid-In	Stock Subscriptions	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Total
Balance as of September 30, 2019	12,907,532	$12,908	$4,825,942	$-	$(3,453,294)	$(77,663)	$1,307,893
Net loss	-	-	-	-	(276,864)	-	(276,864)
Foreign currency translation gain	-	-	-	-	-	57,820	57,820
Debt forgiveness	-	-	35,071	-	-	-	35,071

Balance as of December 31, 2019	12,907,532	12,908	4,861,013	-	(3,730,158)	(19,843)	1,123,920

Balance as of September 30, 2020		38,872	5,472,589	-	(4,638,010.0)	(31,001)	842,450
Issuance of common stock	7,823,052	7,823	571,922	(72,774)	-	-	506,971
		-					-
Net income	-	-	-	-	146,526	-	146,526
Foreign currency translation gain (loss)	-	-	-	-	-	94,926	94,926
Debt forgiveness	-	-	2,000,000	-	-	-	2,000,000

Balance as of December 31, 2020	46,694,870	46,695	8,044,511	(72,774)	(4,491,484.0)	63,925	3,590,873

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2020	2019

Operating Activities:
Net Income (loss)	$146,527	$(276,865)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	28,363	27,687
Bad debt	-	197,426
Changes in operating assets and liabilities:
Accounts receivable	135,643	-
Prepaid expense	(90,476)	-
Inventory	599	-
Other receivables	5,239	-
Other assets	21	24
Accounts payable	46,492	-
Advance to officer	762	-
Accrued liabilities	(112,731)	313,615
Net cash (used in) provided by operating activities	160,439	261,886

Investing Activities:
Purchases of intangible assets	(247,060)	-
Proceeds from loan receivable	169,942	-
Purchases of property and equipment	(14,159)	-
Net cash used in investing activities	(91,277)	-

Financing Activities:
Loans from related parties	(93,237)	30,776
Repayment of loans from related parties	(579,703)	-
Repayment of note payable	35,603	-
Issuance of common stock	506,971	-
Net cash provided by (used in) financing activities	(130,366)	30,776

EFFECT OF EXCHANGE RATE ON CASH	13,848	2,407

Net (decrease) increase in cash and cash equivalents	(47,356)	295,070
Cash and cash equivalents at beginning of the period	191,676	186,600
Cash and cash equivalents at end of the period	$144,320	$481,670
check	0

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt	$2,000,000	$34,195

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Rayont Inc. (the “Company” or “Rayont”) is a Nevada corporation formed on February 7, 2011. Rayont Inc. is a private equity company in areas of biotechnology and internet of things (IOT).

Given the acquisition of Rayont Australia Pty Ltd (formerly known as “THF Holdings Pty Ltd”) and Rayont International (Labuan) Inc as well as the cancer treatment assets that the Company has invested on, Rayont has been focusing on commercializing these investments. The commercialization of the current assets for cancer treatment requires medical board approval for almost all of the countries subject to the license. Rayont has conducted the initial study to identify the requirements for obtaining the approvals for using PDT to treat cancer across different jurisdictions in Sub-Saharan Africa (“SSA”). The same PDT technology has been licensed in China, Australia and New Zealand. It is currently undergoing medical trials in Australia and China. The recent announcements show positive results that the technology works. The Company believes that it will take time before it can start commercializing these assets and start to generate revenues and operating profits.

On August 26, 2020, the Company established Rayont Technologies Pty Ltd. (“Rayont Technologies”) through Rayont Australia. Rayont Technologies is an Australian corporation and IOT providing services such as end-to-end employee engagement and experience platform for businesses in Australia and globally. Rayont Technologies engages in providing customized digital learning based on real-life and practical situations and e-learning programs.

On December 23, 2020, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of Prema Life Pty Ltd, an Australian company (“Prema Life”), from TheAlikasa (Australia) Pty Ltd, Prema Life’s sole shareholder. The acquisition of Prema Life was completed, and Prema Life became a subsidiary of the Company. Prema Life is a HACCP certified manufacturer and supplier of functional foods and supplements, and of practitioner only naturopathic and homeopathic medicines. Prema Life produces an extensive range of products including proteins, green blends, sports nutrition, weight management and maintenance, and health and wellness products. In addition, the acquisition was accounted for business combination under common control. The method of accounting for such transfers, as well as the acquisition of businesses, was similar to the pooling of interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity. The amount by which the proceeds paid by the Company differs from Prema Life’s historical carrying value of the acquired business is accounted for as a return of capital or contribution of capital. In addition, transfers of net assets between entities under common control were accounted for as if the transfer occurred from the date that the Company and the acquired business were both under the common control and had begun operations.

On December 23, 2020, pursuant to an Acquisition Agreement, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of GGLG Properties Pty LTD, an Australian company (“GGLG”), from TheAlikasa (Australia) Pty Ltd, GGLG’s sole shareholder (the “Seller”). The Seller is an affiliate of the Company and therefore the acquisition is being treated as a related party transaction. The purchase price is $605,920, which is a 10% discount of the total amount of GGLG’s net tangible assets. The purchase price will be paid in six installments after a $265,300 down payment. In the event an installment payment is not paid timely, the Seller has agreed to accept shares of the Company valued at $0.87 per share. The price per share is based on a 20% discount of the average share price on the OTC Markets over the last 30 trading days. As of December 31, 2020, As of December 31, 2020, the Company has not completed the capital stock transferring of GGLG Properties Pty LTD, an Australian company (“GGLG”). The company has applied for the consent of Foreign Investment Review Board. On February 12, 2021 the Company received a request to provide details regarding the shareholders of Rayont Inc. The information was provided within the same day. We expect the approval within 5 working days provided no additional information is required by the Board. We expect the capital stock transferring to be completed on or before February 28, 2020.

On December 29, 2020, the Company incorporated Rayont Malaysia Sdn Bhd with a paid-up capital of $ 100 and Rayont Malaysia Sdn Bhd incorporated on December 31, 2020 Rayont Technologies (M) Sdn Bhd with a paid-up capital of $100 respectively to carry out its business activities in Malaysia. On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD 105,000.00. These assets include software for remote learning, customer contracts, digital content and three key employees. These assets will operate in Malaysia under Workstar trademark and operation shall be integrated with Rayont Technologies Australia to drive efficiency and scale of digital assets operations.

The World Health Organization designated COVID-19 as a global pandemic. To date, the Company has experienced some adverse impacts; however, the impacts of COVID-19 on our operating results for the three months ended December 31, 2020 and the year ended September 30, 2020 was limited due to the nature of our business. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

The corporate structure as of December 31, 2020 is as follows:

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

Going Concern

The Company had a net income of $146,526 for the three months ended December 31, 2020. The accumulated loss of the Company is $4,491,484 as of December 31, 2020. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically negative working capital, recurring operating losses, accumulated deficit and other adverse key financial ratios.

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

There is no customer who accounted for 10% or more of the Company’s sales and accounts receivable for the three months ended December 31, 2020, respectively. For the three months ended December 31, 2020, the Company did not generate any revenue.

There is no supplier who accounted for 10% or more of the Company’s cost of sales for the three months ended December 31, 2020 and 2019.

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

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2020 and September 30, 2020, the Company had cash in bank of $144,320 and $191,676, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable recorded by the Company are customer obligations due under normal trade terms. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary. Management reviews the composition of accounts receivable and analyses the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. Uncollectible account balances are written off when management determines the probability of collection is remote. The allowance for doubtful accounts was nil as of December 31, 2020 and September 30, 2020.

Intangible assets

Intangible assets for purchased are recognized and measured at cost upon acquisition and consist of the Company’s exclusive license with an indefinite useful life. The Company has determined that there are currently no legal, regulatory, contractual, economic or other factors that limit the useful life of the license and accordingly treat the license as indefinite life intangible assets. The Company had indefinite-life intangible assets of $2,000,000, which is associated with Rayont International’s exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa.

On October 15, 2020, the Company entered into an agreement to purchase the assets of Workstar Tech (Aust) Pty Ltd from an individual for $233,489 (AUD 302,876) over 90 days upon the individual transfers the assets to the Company. The assets that Rayont Technologies acquired under the agreement includes trademark, website, software, office assets and customer contracts. Amortization is computed using the straight-line method over the 10-year estimated useful lives of the assets.

As of December 31, 2020 and September 30, 2020, the Company had intangible assets of $2,466,157 and $2,000,000, respectively.

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

The Company’s property and equipment mainly consists of computer and laser equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5-12 years. For the three months ended December 31, 2020 and the year ended September 30, 2020, no impairment of long-lived assets was indicated, and no impairment loss was recorded.

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

Maintenance Services:

The Company offers maintenance and function improvements services related to the mobile apps for customers. Maintenance service is considered distinct and is recognized rateably over the maintenance term.

Sale of Goods - Medicinal Supplements:

Revenue from these sales is recognized when the entity has delivered the products to locations specified by its customers and the customers have accepted the products in accordance with the sales contract.

Products are sold to certain customers with volume discount and these customers also have the right to return within a reasonable time frame. Revenue from these sales is recorded based on the contracted price less the estimated volume discount and returns at the time of sale.

(Loss) Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attribute to stockholders of common stock by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus equivalent shares.

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible notes and preferred stock when the effect would be dilutive. The Company only issued common stock and does not have any potentially dilutive instrument as of December 31, 2020 and September 30, 2020.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	Average Rate for the three months ended December 31,
	2020		2019
Australian dollar (AUD)	AUD	1.3679	AUD	1.4622
United States dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	December 31, 2020		September 30, 2020
Australian dollar (AUD)	AUD	1.2972	AUD	1.4003
United States dollar ($)		$1.0000		$1.0000

Recent Accounting Pronouncements

Management believes none of the recently issued accounting pronouncements will have a material impact on the consolidated financial statements.

NOTE 4 – Inventories

Inventories were composed of the following:

	December 31, 2020	September 30, 2020
Raw materials	$224,390	$194,070
Working in progress	99,078	91,836
Finished goods	166,750	168,795
Total inventories	$490,218	$454,701

NOTE 5 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2020 and September 30, 2020, property and equipment consisted of the following:

	December 31, 2020	September 30, 2020
Laser equipment	$1,339,034	$1,240,422
Computer equipment	7,378	7,378
Total	1,346,412	1,247,800
Less: accumulated depreciation	(452,896)	(403,256)
Total property and equipment, net	$893,516	$844,544

For the three months ended December 31, 2020 and 2019, the depreciation expenses were $28,363 and $25,553, respectively.

NOTE 6 – LOANS PAYABLE

	December 31, 2020	September 30, 2020
Non-interest-bearing notes payable	$-	$143,755
COVID-19 loan	192,726	-
Total	$192,726	$143,755

Non-interest-bearing notes payable

In March 2020, the Company’s subsidiary entered into several loan agreements with outside creditors for the purpose to support its operation. The loans bear no interest and are due on December 31, 2020. The Company repaid all the outstanding balance as of December 31, 2020. As of December 31, 2020 and September 30, 2020, the Company had outstanding balances of nil and $143,755 to the outside third party.

COVID-19 loan

On the 29th of June 2020, the Company’s subsidiary obtained a COVID-19 loan of $192,726 (AUD 250,000) from Queensland Rural and Industry Development Authority (QRIDA) to assist the Company to meet its working capital expenses. The term of the loan is 10 years from the commencement date, and the interest rate is 0% for the first 12 months from the commencement date and then 2.5% from the remainder of the term. As of December 31, 2020, the Company had outstanding balances of $192,726 related to the COVID-19 loan.

NOTE 7 – OTHER PAYABLES

On October 15, 2020, the Company entered into an agreement to purchase the assets of Workstar Tech (Aust) Pty Ltd from an individual for $233,489 (AUD 302,876) over 90 days upon the individual transfers the assets to the Company. The assets that Rayont Technologies acquired under the agreement includes trademark, website, software, office assets and customer contracts. As of December 31, 2020, the Company had other payables of $202,652 related to the purchase of the assets and expects to pay the amount in full prior to March 31, 2021.

NOTE 8 - INCOME TAXES

The Company recorded no income tax expense or benefit during the three months ended December 31, 2020 and 2019 since the Company incurred net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. As of December 31, 2020 and September 30, 2020, the aggregate balances of our gross unrecognized tax benefits were $504 thousand and $504 thousand, respectively, of which a valuation allowance recognized against the unrecognized tax benefits.

NOTE 9 – STOCKHOLDERS’ EQUITY

During October 1, 2020 to December 31, 2020, the Company sold 7,823,052 shares. 560,000 shares are sold at $0.05, 7,195,347 shares at $0.07 and 67,705 shares at $0.71 for some private placements for a total amount of $579,745. The subscribers had paid $506,971 to the Company, and the remaining balances of $72,774 were recorded in stock subscriptions receivable. As of December 31, 2020 and September 30, 2020, the outstanding shares of common stock were 46,694,870 and 38,871,818, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in the consolidated financial statements are as follows:

Name	Relationship
Anvia Holdings Corporation (“Anvia”)	The President and CEO of Anvia is the shareholder of the Company
Rural Asset Management Services, Inc. (“Rural”)	Entity under the same beneficial owner
Natural Health & Education Pty Ltd (“NHE”)	Entity under the same beneficial owner
THF International HK Ltd. (“THF HK”)	Entity under the same beneficial owner
Prema Life Pty Ltd t/a Natural Vitality Australia (“Prema Life”)	Entity under the same beneficial owner

Amount due from related parties

	December 31, 2020	September 30, 2020
Due from Anvia	$-	$173,679
Due from Gillard PUT	25,562	4,830
Due to Rural	11,881	-
Others	3,000	24,994
Total	$40,443	$203,503

On August 20, 2019, the Company agreed to grant a loan to Anvia for the amount of $173,679. The loan bears an interest rate at 8% and matures on August 18, 2020. Due to the short maturity of the loan, the Company had a current loans receivable of $173,679 as of September 30, 2020. The Company had received the repayment in full from Anvia on December 30, 2020.

As of December 31, 2020 and September 30, 2020, Rayont International had loans receivable of $11,881 and $nil from Rural. The loans receivable were non-interest bearing and due upon request.

As of December 31, 2020 and September 30, 2020, Rayont International had loans receivable of $25,562 and $4,830 from Gillard PUT. The loans receivable were non-interest bearing and due upon request.

Amounts due to related parties

As of December 31, 2020 and September 30, 2020, the Company had amount due to related parties as follows:

	December 31, 2020	September 30, 2020
Due to NHE	$-	$1,846,990
Due to THF HK	-	200,000
Due to Rural	-	79,942
Due to shareholder	-	499,892
Others	5,190	214,214
Total	$5,190	$2,841,038

Amounts due to related parties were non-interest bearing and payable on demand. The amounts were used to support its operation and to acquire the exclusive license for registering and commercializing PhotosoftTM technology.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of December 31, 2020.

NOTE 11 – OTHER INCOME

Other income generated for the three months ended December 31, 2020 was attributable to differences between purchase consideration of assets from Workstar Tech (Aust) Pty Ltd and its as-is basis value amounted to USD $240,897. Whilst, USD $182,898 arose due to tax incentive/grant obtained in relation to approved research and development activities carried out. In addition, USD $39,478 and USD $9,138 is in relation to ATO COVID19 Job Seeker and Cash Flow Boost incentives from Australian Government.

NOTE 12 - SUBSEQUENT EVENTS

As of December 31, 2020, the Company has not completed the capital stock transferring of GGLG Properties Pty LTD, an Australian company (“GGLG”).The company has applied for the consent of Foreign Investment Review Board. On February 12, 2021 the Company received a request to provide details regarding the shareholders of Rayont Inc. The information was provided within the same day. We expect the approval within 5 working days provided no additional information is required by the Board. We expect the capital stock transferring to be completed on or before February 28, 2021.

During January 1, 2021 to February 12, 2021, the Company sold 40,485 shares in some private placements to 3 investors for a total amount of $45,293. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

Overview

Rayont Inc. (“Rayont” or the “Company”) is a Nevada corporation formed on February 7, 2011. The Company’s common stock are currently traded on the Over the Counter Pink Sheet under the symbol “RAYT”.

On January 22, 2019, the Company entered into an acquisition agreement with Rayont Australia Pty Ltd (formerly known as “THF Holdings Pty Ltd”), an Australian corporation and Rural, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of THF Holdings Pty Ltd. in exchange for 4,000,000 shares of the Company’s common stock, valued on January 22, 2019 at $1,000,000. THF Holdings Pty Ltd. is an Australian Cancer treatment and medical device company. Rural is the majority shareholder of THF Holdings Pty Ltd.. In March 2019, the acquisition of THF Holdings Pty Ltd. was completed and THF Holdings Pty Ltd. became a subsidiary of the Company. In addition, the acquisition was accounted for business combination under common control of Rural. On August 25, 2020, the name THF Holdings Pty Ltd. was changed to Rayont (Australia) Pty Ltd. (“Rayont Australia”).

On August 26, 2020, the Company established Rayont Technologies Pty Ltd. (Rayont Technologies) through Rayout Australia. Rayont Technologies is an Australian corporation and is engaged primarily in digital learning solutions to support the development of people skills that drive business growth.

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

On December 23, 2020, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of Prema Life Pty Ltd, an Australian company (“Prema Life”), from TheAlikasa (Australia) Pty Ltd, Prema Life’s sole shareholder. The acquisition of Prema Life was completed, and Prema Life became a subsidiary of the Company. Prema Life is a HACCP certified manufacturer and supplier of functional foods and supplements, and of practitioner only naturopathic and homeopathic medicines. Prema Life produces an extensive range of products including proteins, green blends, sports nutrition, weight management and maintenance, and health and wellness products.

On December 23, 2020, pursuant to an Acquisition Agreement, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of GGLG Properties Pty LTD, an Australian company (“GGLG”), from TheAlikasa (Australia) Pty Ltd, GGLG’s sole shareholder (the “Seller”). The Seller is an affiliate of the Company and therefore the acquisition is being treated as a related party transaction. The purchase price is $605,920, which is a 10% discount of the total amount of GGLG’s net tangible assets. The purchase price will be paid in six installments after a $265,300 down payment. In the event an installment payment is not paid timely, the Seller has agreed to accept shares of the Company valued at $0.87 per share. The price per share is based on a 20% discount of the average share price on the OTC Markets over the last 30 trading days. As of December 31, 2020, As of December 31, 2020, the Company has not completed the capital stock transferring of GGLG Properties Pty LTD, an Australian company (“GGLG”). The company has applied for the consent of Foreign Investment Review Board. On February 12, 2021 the Company received a request to provide details regarding the shareholders of Rayont Inc. The information was provided within the same day. We expect the approval within 5 working days provided no additional information is required by the Board. We expect the capital stock transferring to be completed on or before February 28, 2020.

On December 29, 2020, the Company incorporated Rayont Malaysia Sdn Bhd with a paid-up capital of $ 100 and Rayont Malaysia Sdn Bhd incorporated on December 31, 2020 Rayont Technologies (M) Sdn Bhd with a paid-up capital of $100 respectively to carry out its business activities in Malaysia. On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD 105,000.00. These assets include software for remote learning, customer contracts, digital content and three key employees. These assets will operate in Malaysia under Workstar trademark and operation shall be integrated with Rayont Technologies Australia to drive efficiency and scale of digital assets operations.

The World Health Organization designated COVID-19 as a global pandemic. To date, the Company has experienced some adverse impacts; however, the impacts of COVID-19 on our operating results for the three months ended December 31, 2020 and the year ended September 30, 2020 was limited due to the nature of our business. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

Results of Operations

For the three months ended December 31, 2020 and 2019

Revenue

There were $457,865 and $401,316 revenue generated for the three months ended December 31, 2020 and 2019, respectively. The increase were attributable to revenues generated from digital learning solutions provided by Rayont Technologies, and the revenues generated from Prema Life. The Company continues looking for other opportunities which could potentially increase the profits of the Company.

Cost of Goods Sold

There were $276,497 and $221,637 cost of goods sold for the three months ended December 31, 2020 and 2019, respectively. The increase was attributable to costs incurred by Rayont Technologies from digital learning solutions provided, and the increased revenues from Prema Life.

Operating Expense

Our operating expenses consist of selling, general and administrative expenses and depreciation expense.

For the three months ended December 31, 2020 and 2019, there were a total of $522,747 and $453,337 operating expenses, respectively. The increase was primarily due to the salary expenses incurred for the operating subsidiary, Rayont Technologies, as well as the operating expenses generated from Prema Life.

Other Income (Loss)

Other income (loss) were $487,905 and $(3,206) for the three months ended December 31, 2020 and 2019, respectively. The increase was mainly due to the fact that the differences between purchase consideration of assets from Workstar Tech (Aust) Pty Ltd and its as-is basis value amounted to USD $240,897, and USD $182,898 arose due to tax incentive/grant obtained in relation to approved research and development activities carried out and USD $39,478 and USD $9,138 is in relation to ATO COVID19 Job Seeker and Cash Flow Boost incentives from Australian Government.

Net Income (Loss)

We had a net income of $146,526 for the three months ended December 31, 2020, and a net loss of $276,864 for the three months ended December 31, 2019.

Equity and Capital Resources

We had a net income for the three months ended December 31, 2020 and had an accumulated deficit of $4,491,484 as of December 31, 2020. As of December 31, 2020, we had cash of $144,320, compared to cash of $191,676 as of September 30, 2020.

We had no material commitments for capital expenditures as of December 31, 2020. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2020 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2020, our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

During October 1, 2020 to December 31, 2020, the Company sold 7,823,052 shares in some private placements to 146 investors for a total amount of $579,745. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

During January 1, 2021 to February 12, 2021, the Company sold 40,485 shares in some private placements to 3 investors for a total amount of $45,293. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

Rayont Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Marshini Thulkanam	February 16, 2021	/s/ Marshini Thulkanam

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Marshini Thulkanam	Marshini Thulkanam	Principal Executive Officer,	February 16, 2021
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

