Form 10-Q
period 2021-03-31
RAYONT INC.
filed 2021-05-17
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

SEC File No. 000-56020

RAYONT INC.
(Exact name of registrant as specified in its charter)

Nevada	27-5159463
(State or other jurisdiction of incorporation or organization)	(IRS I.D.)

228 Hamilton Avenue, 3rd Floor, Palo Alto, 94301, United States of America
(Address of principal executive offices)

Issuer’s telephone number: 1 (855) 801-9792

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

As of May 17, 2021, there were 47,465,728 shares issued and outstanding of the registrant’s common stock.

2

RAYONT INC. AND SUBSIDIARY

Unaudited Consolidated Financial Statements

For the three AND SIX months ended MARCH 31, 2021 and 2020

RAYONT INC. AND Subsidiaries

CONSOLIDATED BALANCE SHEETS

 (UNAUDITED)

		Restated
	March 31	September 30,
	2021	2020

ASSETS
Current assets:
Cash	$79,412	$196,174
Accounts receivable	758,842	360,159
Inventory	553,209	454,770
Prepaid expense	3,500	-
Due from related parties	14,881	372,071
Other receivables	4,564	16,517
Total Current Assets	1,414,407	1,399,691

Noncurrent assets:
Property and equipment, net	1,485,880	1,413,976
Intangible assets	2,552,001	2,000,000
ROU Asset - finance lease	27,792	-
Other assets	-	21
Total Noncurrent Assets	4,065,673	3,413,997

TOTAL ASSETS	$5,480,081	$4,813,688

LIABILITIES AND STOOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223,022	$54,316
Accrued liabilities	311,563	375,260
Due to related parties	90,357	3,307,990
Loan payable	528,342	481,383
Finance lease	8,150	-
Finance lease liability	8,241	-
Other payables	203,965	474
Total Current Liabilities	1,373,640	4,219,423

Non-Current liabilities:
Finance lease	22,241	-
Finance lease liability	19,551	-
Loan payable	190,325	178,533
Total Non-Current Liabilities	232,117	178,533

TOTAL LIABILITIES	1,605,757	4,397,956

COMMITMENTS AND CONTNGENCIES

Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 47,465,728 and 38,871,818 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	47,466	38,872
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding	-	-
Additional paid-in capital	7,574,750	4,296,524
Stock subscriptions receivable	(72,774)	-
Accumulated deficit	(3,687,776)	(3,958,827)
Accumulated other comprehensive income	12,658	39,163
TOTAL STOCKHOLDERS’ EQUITY	3,874,324	415,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,480,081	$4,813,688

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND S Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

		Restated		Restated
	For the three months ended March 31, 2021	For the three months ended March 31, 2020	For the six months ended March 31, 2021	For the six months ended March 31, 2020

Revenue	$951,538	$442,435	$1,409,542	$844,682
Cost of Revenue	(340,903)	(265,051)	(617,488)	(487,618)
Gross profit	610,635	177,384	792,054	357,064

Operating expenses:
Selling, general and administrative expenses	525,163	199,748	1,019,547	621,491
Depreciation and amortization expense	51,500	28,726	89,210	57,028
Total Operating Expenses	576,663	228,474	1,108,757	678,519

Operating Profit /(Loss)	33,972	(51,090)	(316,703)	(321,455)

Other income/(expense):
Interest income	-	4,586	1,836	4,586
Interest expense	(12,977)	(10,092)	(25,310)	(17,187)
Other income, net	122,179	-	611,228	-
Total other income/(expense)	109,202	(5,506)	587,754	(12,601)

Income/ (Loss) before income taxes	143,174	(56,596)	271,051	(334,056)
Income tax expense	-	-	-	-
Net income (loss)	$143,174	$(56,596)	$271,051	$(334,056)

Other comprehensive items
Foreign currency translation loss	(87,031)	(211,177)	(26,505)	(127,691)
Total other comprehensive loss	(87,031)	(211,177)	(26,505)	(127,691)

Total comprehensive income (loss)	56,143	(267,773)	244,546	(461,747)
Less: comprehensive income attributable to noncontrolling interest	-	-	-	-
Comprehensive income (loss) attributable to shareholders of the Company	$56,143	$(267,773)	$244,546	$(461,747)

Weighted average shares, basic and diluted	46,860,480	12,907,532	45,767,694	12,907,532
Net earnings / (loss) per common share, basic and diluted	$0.00	$(0.00)	$0.01	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional	Stock		Other
	Common Stock		Paid-In	Subscriptions	Accumulated	Comprehensive
	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Total

Balance as of September 30, 2018	1,886,622	$1,887	$1,020,563	$-	$(1,243,712)	$-	$(221,262)
							-
Issuance of common stock	120,910	121	27,379	-	-	-	27,500
Issuance of common stock for services	6,900,000	6,900	1,946,100	-	-	-	1,953,000
Business acquisition of a subsidiary under common control	4,000,000	4,000	1,332,225	-	-	-	1,336,225
Decrease in additional paid in capital from acquisitions	-	-	(344,852)	-	-	-	(344,852)
Net loss	-	-	-	-	(2,354,356)	-	(2,354,356)
Foreign currency translation loss	-	-	-	-	-	(25,666)	(25,666)
Debt forgiveness	-	-	220,930	-	-	-	220,930

Balance as of September 30, 2019 (Restated)	12,907,532	12,908	4,202,345	-	(3,598,068)	(25,666)	591,519

Balance as of September 30, 2019	12,907,532	$12,908	$4,202,345	$-	$(3,598,068)	$(25,666)	$591,519
							-
Issuance of common stock for services	250,000	250	19,750	-	-	-	20,000
Business acquisition of a subsidiary under common control	25,714,286	25,714	48,670	-	-	-	74,384
Decrease in additional paid in capital from acquisitions	-	-	(9,312)	-	-	-	(9,312)
Net loss	-	-	-	-	(360,759)	-	(360,759)
Foreign currency translation gain	-	-	-	-	-	64,829	64,829
Debt forgiveness	-	-	35,071	-	-	-	35,071

Balance as of September 30, 2020	38,871,818	38,872	4,296,524	-	(3,958,827)	39,163	415,732

Balance as of September 30, 2020	38,871,818	38,872	4,296,524	-	(3,958,827)	39,163	415,732
Common Stock issued for cash	7,883,197	7,883	644,254	(72,774)	-	-	579,363
Business acquisition of a subsidiary under common control	710,713	711	617,609	-	-	-	618,320
Debt forgiveness	-	-	2,016,364	-	-	-	2,016,364
Foreign currency translation loss	-	-	-	-	-	(26,505)	(26,505)
Net income	-	-	-	-	271,051	-	271,051

Balance as of March 31, 2021	47,465,728	47,466	7,574,750	(72,774)	(3,687,776)	12,658	3,874,324

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Restated
	For the six months ended March 31, 2021	For the six months ended March 31, 2020

Operating Activities:
Net Income (loss)	$271,051	$(334,056)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	89,210	57,028
Gain on purchase of assets	(265,134)	-
Changes in operating assets and liabilities:
Accounts receivable	(369,216)	(62,534)
Inventory	(67,116)	(28,793)
Accounts payable	162,563	41,917
Accrued liabilities	(84,925)	45,357
Prepaid Expense	(3,500)	-
Advance to officer	6,658	-
Other receivables	5,588	(8,135)
Other payable	-	(7,606)
Net cash provided by (used in) operating activities	(254,821)	(296,822)

Investing Activities:
Purchases of intangible assets	(101,726)	-
Proceeds from loan receivable	169,942	-
Purchases of property and equipment	(45,287)	(2,505)
Net cash used in investing activities	22,929	(2,505)

Financing Activities:
Proceeds from (Repayment to) related party	(527,046)	209,709
Proceeds from loan payable	44,699	-
Adjustment in Additional Paid in Capital	-	9,626
Issuance of common stock	579,462	-
Net cash provided by (used in) financing activities	97,115	219,335

EFFECT OF EXCHANGE RATE ON CASH	18,015	(11,271)

Net (decrease) increase in cash and cash equivalents	(116,763)	(91,263)
Cash and cash equivalents at beginning of the period	196,174	202,384
Cash and cash equivalents at end of the period	$79,412	$111,121

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Forgiveness of debt	$2,016,364	$34,195

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On December 23, 2020, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of Prema Life Pty Ltd, an Australian company (“Prema Life”), from TheAlikasa (Australia) Pty Ltd, Prema Life’s sole shareholder. The acquisition of Prema Life was completed, and Prema Life became a subsidiary of the Company. Prema Life is a HACCP certified manufacturer and supplier of functional foods and supplements, and of practitioner only naturopathic and homeopathic medicines. Prema Life produces an extensive range of products including proteins, green blends, sports nutrition, weight management and maintenance, and health and wellness products. In addition, the acquisition was accounted for business combination under common control. The method of accounting for such transfers, as well as the acquisition of businesses, was similar to the pooling of interest’s method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity. The amount by which the proceeds paid by the Company differs from Prema Life’s historical carrying value of the acquired business is accounted for as a return of capital or contribution of capital. In addition, transfers of net assets between entities under common control were accounted for as if the transfer occurred from the date that the Company and the acquired business were both under the common control and had begun operations.

On December 23, 2020, pursuant to an Acquisition Agreement, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of GGLG Properties Pty LTD, an Australian company (“GGLG”), from TheAlikasa (Australia) Pty Ltd, GGLG’s sole shareholder (the “Seller”). The Seller is an affiliate of the Company and therefore the acquisition is being treated as a related party transaction. In addition, the acquisition was accounted for business combination under common control. The method of accounting for such transfers, as well as the acquisition of businesses, was similar to the pooling of interest’s method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity. The amount by which the proceeds paid by the Company differs from GGLG ‘s historical carrying value of the acquired business is accounted for as a return of capital or contribution of capital. In addition, transfers of net assets between entities under common control were accounted for as if the transfer occurred from the date that the Company and the acquired business were both under the common control and had begun operations. The purchase price is $605,920, which is a 10% discount of the total amount of GGLG’s net tangible assets. The purchase price will be paid in six installments after a $265,300 down payment. In the event an installment payment is not paid timely, the Seller has agreed to accept shares of the Company valued at $0.87 per share. The price per share is based on a 20% discount of the average share price on the OTC Markets over the last 30 trading days.

On February 18, 2021 the Foreign Investment Review Board approved the capital stock transferring of GGLG Properties Pty Ltd to the Rayont Australia Pty Ltd. On March 9, 2021, the parties agreed to amend the acquisition agreements for the GGLG Properties Pty Ltd and as per Board Resolution, the Company issued 710,713 shares of its common stocks in leu of payment by Rayont Australia Pty Ltd of approximately $605,920 (AUD 800,000) to TheAlikasa Pty Ltd as full and final payment for the acquisition of 100% of the issued and outstanding common stock of GGLG.

On December 29, 2020, the Company incorporated Rayont Malaysia Sdn Bhd with a paid-up capital of $ 100 and on December 31, 2020 was incorporated Rayont Technologies (M) Sdn Bhd with a paid-up capital of $100 from Rayont Malaysia Sdn Bhd to carry out its business activities in Malaysia. On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD 105,000.00. These assets include software for remote learning, customer contracts, digital content and two key employees and one director. These assets will operate in Malaysia under Workstar trademark and operation shall be integrated with Rayont Technologies Australia to drive efficiency and scale of digital assets operations.

The World Health Organization designated COVID-19 as a global pandemic. To date, the Company has experienced some adverse impacts; however, the impacts of COVID-19 on our operating results for the six months ended March 31, 2021 and the year ended September 30, 2020 was limited due to the nature of our business. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

The corporate structure as of March 31, 2021 is as follows:

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K for the year ended September 30, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K for the year ended September 30, 2020, have been omitted.

Use of Estimates

The preparation of our consolidated financial statements and accompanying notes in conformity with GAAP requires us to make certain estimates and assumptions. Actual results could differ from those estimates.

Going Concern

The Company had a net income of $271,051 for the six months ended March 31, 2021. The accumulated loss of the Company is $3,687,776 as of March 31, 2021. The Company demonstrates adverse conditions that raise substantial the Company’s ability to continue as a going concern. These adverse conditions are recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company plans to continue obtaining funding from public or private offering, the majority shareholder and the President of the Company to support the Company’s normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

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

There is one customer who accounted for 10% or more of the Company’s sales and accounts receivable for the six months ended March 31, 2021 and 2020, respectively, which is explained in Note 10.

There is no supplier who accounted for 10% or more of the Company’s cost of sales for the six months ended March 31, 2021 and 2020, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2021 and September 30, 2020, the Company’s notes payable has stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021 and September 30, 2020, the Company had cash in bank of $79,412 and $196,174, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable recorded by the Company are customer obligations due under normal trade terms. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary. Management reviews the composition of accounts receivable and analyses the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. Uncollectible account balances are written off when management determines the probability of collection is remote. The allowance for doubtful accounts was nil as of March 31, 2021 and September 30, 2020.

Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the weighted average method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the Condensed Statements of Operations and Comprehensive Income.

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

For other intangible assets, company determined the useful life of the asset as 10 years and it’s amortized based on the useful life.

The Company tests for indefinite lived intangibles impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles at September 30, 2020, and determined there was no impairment of indefinite lived intangibles

As of March 31, 2021 and September 30, 2020, the Company had intangible assets of $2,552,001 and $2,000,000, respectively.

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

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible notes and preferred stock when the effect would be dilutive. The Company only issued common stock and does not have any potentially dilutive instrument as of March 31, 2021 and September 30, 2020.

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s Australian subsidiaries maintain their books and record in a local currency, Australian Dollars (“AUD”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	Average Rate for the six months ended March 31,
	2021		2020
Australian dollar (AUD)	AUD	1.3387	AUD	1.4918
United States dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	March 31, 2021		September 30, 2020
Australian dollar (AUD)	AUD	1.3135	AUD	1.4003
United States dollar ($)		$1.0000		$1.0000

Recent Accounting Pronouncements

Management believes none of the recently issued accounting pronouncements will have a material impact on the consolidated financial statements.

NOTE 3 – Inventories

Inventories were composed of the following:

	March 31, 2021	September 30, 2020
Raw materials	$249,288	$193,559
Working in progress	106,499	91,768
Finished goods	197,423	169,442
Total inventories	$553,209	$454,770

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2021 and September 30, 2020, property and equipment consisted of the following:

	March 31, 2021	September 30, 2020
Land	$522,871	$490,476
Building	92,175	86,465
Leasehold improvements	21,024	19,722
Laser equipment	1,322,352	1,240,422
Vehicle	30,258	-
Computer equipment	18,417	7,378
Total	2,007,098	1,844,464
Less: accumulated depreciation	(521,218)	(430,487)
Total property and equipment, net	$1,485,880	$1,413,976

For the six months ended March 31, 2021 and 2020, the depreciation expenses were $65,809 and $57,028, respectively.

NOTE 5 – INTANGIBLE ASSETS

On October 15, 2020, the Company entered into an agreement to purchase the assets of Workstar Tech (Aust) Pty Ltd, from an individual towards purchase of fair value of intangible assets for USD438,653, (AUD 617,893). These assets include trademark, website, software, office assets and computer contracts. Total purchase consideration for purchasing intangible and tangible asset is USD233,489 (AUD 302,876). The company considered the gain on purchase of assets as an income (Refer Note 14).

Amortization is computed using the straight-line method over the 10-year estimated useful lives of the assets.

On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD 105,000.00. These assets include software for remote learning, customer contracts, digital content and two key employees and one director.

Amortization is computed using the straight-line method over the 10-year estimated useful lives of the assets.

As of March 31, 2021 and September 30, 2020, intangible assets, consisted of the following:

	March 31, 2021	September 30, 2020
Exclusive license for registering and commercializing PhotosoftTM technology	$2,000,000	$2,000,000
Trademark, website, software	575,402	-
Total	2,575,402	2,000,000
Less: accumulated amortization	(23,401)	-
Total intangible assets, net	$2,552,001	$2,000,000

For the six months ended March 31, 2021 and 2020, the amortization expenses were $23,401 and $0, respectively.

NOTE 6 – ACCOUNTS PAYABLE

Accounts payable are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

As of March 31, 2021 and September 30, 2020, the Company had outstanding balances of $223,022 and $54,316 related to the accounts payable.

NOTE 7 – LOANS PAYABLE

Current loan payable:	March 31, 2021	September 30, 2020
Non-interest-bearing notes payable	$25,884	$10,055
Mortgage loan	502,458	471,327
Total current loan payable	$528,342	$481,383

Non-current loan payable:
COVID-19 loan	190,325	178,533
Total non-current loan payable:	$190,325	$178,533
Total loan Payable	$718,667	$659,916

Non-interest-bearing notes payable

In March 2020, the Company’s subsidiary entered into loan agreements with outside creditors for the purpose to support its operation. The Company repaid all the outstanding balance as of December 31, 2020 but during January – March 2021 entered into another loan agreement with outside creditors. The loans are unsecured, bear no interest and are due on September 30, 2021. As of March 31, 2021 and September 30, 2020, the Company had outstanding balances of $25,884 and $10,055 to the outside third party.

COVID-19 loan

On the 29th of June 2020, the Company’s subsidiary obtained a COVID-19 loan of $ 171,729 (AUD 250,000) from Queensland Rural and Industry Development Authority (QRIDA) to assist the Company to meet its working capital expenses. The term of the loan is 10 years from the commencement date, and the interest rate is 0% for the first 12 months from the commencement date and then 2.5% from the remainder of the term. The Company’s subsidiary has an Interest Only Period beginning 12 months after the Commencement Date and ending 36 months from the Commencement Date. The loan is secured under the Company’s present and future property of any kind, including all personal property As of March 31, 2021 and September 30, 2020, the Company had outstanding balances of $190,325 and $178,533 related to the COVID-19 loan.

The increase in loan amount from $178,533 to $190,325 was attributable to the translation loss on foreign exchange as at March 31, 2021.

Mortgage loan

On the 26th of June 2020, the Company’s subsidiary obtained a mortgage loan of $453,713 (AUD 660,000) from two private lenders Oliver Fleming Pty Ltd as Trustee and Oliver John Fleming to assist the Company to buy the land of the business place. The term of the loan is one year from the commencement date, and the interest rate is 10% per annum. Monthly payments are compound just from interest in the amount of $ 4,108 (AUD 5,500). The principal amount will be paid in the end of the term, 26 June 2021. The loan is secured under the Company’s present and future property of any kind, including all personal property. As of March 31, 2021 and September 30, 2020 the Company had outstanding balances of $502,458 and $471,327 related to the mortgage loan. The increase in loan amount from $471,327 to $502,458 was attributable to the translation loss on foreign exchange as at March 31, 2021

NOTE 8 – FINANCE LEASE

Current finance lease:	March 31, 2021	September 30, 2020
Finance lease for vehicle	$8,150	-
Total current finance lease	$8,150	$-

Non-current finance lease:
Finance lease for vehicle	22,241	-
Total non-current finance lease:	$22,241	$-
Total finance lease	$30,391	$-

On the 28th of October 2020, the Company’s subsidiary obtained a Finance Lease for vehicle in the amount of $34,167 (AUD 44,880) from Australian Alliance Automotive Finance Pty Limited to assist the Company to meet its operating activities. The term of the loan is 4 years from the commencement date, and the interest rate is 5.03% for the term. As of March 31, 2021, the Company had outstanding balances of $30,931 related to the Finance Lease.

Finance lease activity is included in property and equipment, net; current finance lease liabilities are aggregated into current liabilities; and non-current finance lease obligations are aggregated in non-current liabilities in the Company's Condensed Consolidated Balance Sheets. Finance ROU asset is amortized on a straight-line basis over its estimated useful live.

The Company has finance lease for automobile. This lease has remaining lease terms of three years and seven months. As of March 31, 2021, and September 30, 2020, ROU and lease liabilities is $27,792 and $0, respectively.

NOTE 9 – OTHER PAYABLES

Other payable consists of $200,691 due towards assets purchase from Workstar Tech (Aust) Pty Ltd and $3,274 is due to Sage Interactive Sdn Bhd towards purchase of its intangible assets which is paid on May 10, 2021.

As of March 31, 2021 and September 30, 2020 other payable outstanding is $203,965 and $474, respectively.

NOTE 10 – CONCENTRATION

For the six months ended March 31, 2021, the Company had one major customer who represented 12.2% of total revenue. At March 31, 2021 and September 30, 2020, this major customer represented approximately 22.7% and 0% of total accounts receivable, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

Capital Stock Issued

During October 1, 2020 to March 31, 2021, the Company sold 7,883,197 shares of common stock to 154 independent investors pursuant to a private placement. 560,000 shares at $0.05; 7,195,347 shares at $0.07; 67,705 shares at $0.71; 19,231 shares at $1.04; 29,656 shares at $1.19; 5,564 shares at $1.42; 3,654 shares at $1.56; 755 shares at $1.59 and 1,285 shares at $1.79 for some private placements for a total amount of $652,137. The subscribers had paid $579,363 to the Company, and the remaining balances of $72,774 were recorded in stock subscriptions receivable.

The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On March 9, 2021, the Company issued 710,713 shares of common stock to the The AliKasa Pty Ltd for the purchase of the GGLG, the Corporation’s wholly owned subsidiary, totaling $618,320.

Capital Stock Authorized

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2021 and September 30, 2020, the outstanding shares of common stock were 47,465,728 and 38,871,818, respectively.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Series A Preferred Stock with a par value of $0.001 per share. There are not preferred shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in the consolidated financial statements are as follows:

Name	Relationship
Anvia Holdings Corporation (“Anvia”)	Anvia was a shareholder of the Company
Rural Asset Management Services, Inc. (“Rural”)	One of major shareholder of Rayont Inc
Natural Health & Education Pty Ltd (“NHE”)	Entity under the same beneficial owner, Rural’s Asset Shareholder
THF International HK Ltd. (“THF HK”)	Entity under the same beneficial owner, Rural’s Asset Shareholder
Edunation Pty Ltd	Entity under the same beneficial owner/ common directors
Exit Solutions Pty Ltd	Entity under the same beneficial owner/ common directors

Zenio Management Pty Ltd	Entity under the same beneficial owner/ common directors
Blue Pacific Academy	Entity under the same beneficial owner/ common directors
World Green Capital Ltd	Entity under the same beneficial owner/ common directors
Taleo Holdings (L) Ltd	Entity under the same beneficial owner/ common directors
Egnitus International (L)	Entity under the same beneficial owner/ common directors
Anvia (Australia) Pty Ltd	Entity under the same beneficial owner/ common directors
Shareholders of Prema Life Pty Ltd and GGLG	Entities under the same beneficial owner/ common directors

Amount due from related parties

	March 31, 2021	September 30, 2020
Anvia (Australia) Pty Ltd	$-	$173,679
Anvia Holdings Corporation	-	$93,000
Rural	11,881	$91,823
Zenio Management Pty Ltd	-	13,569
Due from Blue Pacific Academy	3,000	-
Total	$14,881	$372,071

The Company’s subsidiary Prema Life agreed to grant a loan to Anvia (Australia) Pty Ltd for the amount of $173,679. The loan bears no interest rate and receivable on demands. Due to the short maturity of the loan, the Company had a current loans receivable of $173,679 as of September 30, 2020. The Company had received the repayment in full from Anvia (Australia) Pty Ltd on December 23, 2020.

On August 20, 2019, the Company agreed to grant a loan to Anvia for the amount of $93,000. The loan bears an interest rate at 8% and matures on August 18, 2020. Due to the short maturity of the loan, the Company had a current loans receivable of $93,000 as of September 30, 2020. The Company had received the repayment in full from Anvia on December 30, 2020.

As of March 31, 2021 and September 30, 2020, Rayont International (L) had loans receivable of $11,881 and $91,823 from Rural. On June 30, 2020, the company agreed to grant a loan to the Rural for the amount of $91,823. The loan bears no interest rate and receivable on demands. Due to the short maturity of the loan, the Company had a current loans receivable of $91,823 as of September 30, 2020. The Company made a three-party agreement on December 31, 2020 between its subsidiary Rayont International (L), Rayont Inc and Rural in order to eliminate the loans from /to Rural and there is no need for money to move around. The remaining balance of $11,881 will be received on demands.

As of March 31, 2021 and September 30, 2020, Prema Life had loans receivable of $13,569 and $nil from Fami Global. The loans receivable was non-interest bearing and due upon request.

As of March 31, 2021 and September 30, 2020, Rayont International had loans receivable of $3,000 and $nil from Blue Pacific Academy. The loans receivable was non-interest bearing and due upon request.

Amounts due to related parties

As of March 31, 2021 and September 30, 2020, the Company had amount due to related parties as follows:

	March 31, 2021	September 30, 2020
Edunation Pty Ltd	$15,226	$-
Exit Solutions Pty Ltd	47,277	23,424
Zenio Management Pty Ltd	18,804	108,905
Egnitus International (L)	1,800	1,800
World Green Capital Ltd	2,250	-
Taleo Holdings (L) Ltd	5,000	-
NHE	-	1,846,990
THF HK	-	200,000
Rural	-	79,942
Anvia (Australia) Pty Ltd	-	18,371
Shareholders of Prema Life Pty Ltd and GGLG	-	1,011,873
Director’s loan	-	16,687
Total	$90,357	$3,307,990

During December 2020, the company acquired Prema Life and GGLG and since it’s a common control situation effect of acquisition was given from September 30, 2019 financial statement. Due to that related party is more of $1,011,873 during September 30, 2020, when compared with March 31, 2021 as the acquisition price is paid during the December 2020 - March, 2021.

On December 28, 2020, Taleo Holdings (L) Ltd, the only shareholder of Rayont International (L) Ltd, forgave the $2,000,000, owed to it by the Rayont International (L) Ltd and the amount is recorded as additional paid-in capital.

On December 31, 2021, the former director of the Rayont International (L) Ltd, forgave the $16,364, owed to him by the Company and the resulting gain is recorded as additional paid-in capital.

Amounts due to related parties were non-interest bearing and payable on demand. The amounts were used to support its operation, to acquire the exclusive license for registering and commercializing PhotosoftTM technology and to buy two business considered as related party transactions. The most part of the related party loan as of September 30, 2020 are paid but the related party loans as of March 31, 2021 will be paid during the 2021.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of March 31, 2021.

NOTE 14 – OTHER INCOME

Other income generated for the six months ended March 31, 2021 was attributable to differences between purchase consideration of assets from Workstar Tech (Aust) Pty Ltd and its as-is basis value amounted to USD $246,143. Whilst, USD $186,880 arose due to tax incentive/grant obtained in relation to approved research and development activities carried out. Other incentives amount from Australian Government are USD 40,337 and USD $9,337 in relation to ATO COVID19 Job Seeker and Cash Flow Boost. In addition, USD 128,346 arose due to the fact that the Company has requested the forgiveness of some liabilities and penalties that are approved from Australian Tax office.

NOTE 15 - RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The company acquired GGLG Properties Pty Ltd during December 2020 and didn’t included it in the consolidated figures of December 31, 2020 as the company was waiting for the approval from Australian government authorities. Since the acquisition is of common control transaction as per ASC805-50, the management decided to do the consolidation for prior years by adopting ASC250-10 guidelines and prepared the restated financial statement for September 30, 2020, enclosed herewith. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement and has adjusted the balances by revising the consolidated balance sheet as of and for the year ended September 30, 2020, income statement for the three and six months ended March 30, 2020, cash flow statements for the six months ended March 30, 2020 included herein.

The restatement for the consolidated balance sheet as of and for the year ended September 30, 2020, income statement for the three months and six months ended March 31, 2020 and cash flow statement for the six months ended March 31, 2020:

RAYONT INC. AND SUBSIDIARIES RESTATED CONSOLIDATED BALANCE SHEETS

	September 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated

ASSETS
Current assets:
Cash	$2,811	$193,363	$196,174
Accounts receivable	216,525	143,634	360,159
Inventory	-	454,770	454,770
Loan receivables	184,823	(184,823)	-
Due from related parties	-	372,071	372,071
Other receivables	10,897	5,620	16,517
Total Current Assets	415,056	984,635	1,399,691

Noncurrent assets:
Property and equipment, net	844,544	569,432	1,413,976
Intangible assets	2,000,000	-	2,000,000
Other assets	21	-	21
Total Noncurrent Assets	2,844,565	569,432	3,413,997

TOTAL ASSETS	$3,259,621	$1,554,067	$4,813,688

LIABILITIES AND STOOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$54,316	$54,316
Accrued liabilities	40,789	334,471	375,260
Due to related parties	2,152,558	1,155,432	3,307,990
Loan payable	-	481,383	481,383
Note payable	143,755	(143,755)	-
Other payables	-	474	474
Total Current Liabilities	2,337,102	1,882,321	4,219,423

Non-Current liabilities:	-	-	-
Loan payable	-	178,533	178,533
Total Non-Current Liabilities	-	178,533	178,533

TOTAL LIABILITIES	2,337,102	2,060,854	4,397,956

COMMITMENTS AND CONTNGENCIES

Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 38,871,818 shares issued and outstanding as of September 30, 2020	38,872	-	38,872
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding	-	-	-
Additional paid-in capital	4,677,704	(381,180)	4,296,524
Accumulated deficit	(3,775,620)	(183,207)	(3,958,827)
Accumulated other comprehensive income	(18,437)	57,600	39,163
TOTAL STOCKHOLDERS’ EQUITY	922,519	(506,787)	415,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,259,621	$1,554,067	$4,813,688

RAYONT INC. AND SUBSIDIARIES RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three months ended March 31, 2020				For the six months ended March 31, 2020
	As Previously Reported	Restatement Adjustments		As Restated	As Previously Reported	Restatement Adjustments	As Restated

Revenue	$-		$442,435	$442,435	$-	$844,682	$844,682
Cost of Revenue	-		(265,051)	(265,051)	-	(487,618)	(487,618)
Gross profit	-		177,384	177,384	-	357,064	357,064

Operating expenses:
Selling, general and administrative expenses	51,133		148,615	199,748	288,857	332,634	621,491
Depreciation and amortization expense	-		28,726	28,726	-	57,028	57,028
Total Operating Expenses	51,133		177,341	228,474	288,857	389,662	678,519

Operating Loss	(51,133)		43	(51,090)	(288,857)	(32,598)	(321,455)

Other income/(expense):
Interest income	4,586		-	4,586	4,586	-	4,586
Interest expense	(914)		(9,178)	(10,092)	(4,120)	(13,067)	(17,187)
Total other income/(expense)	3,672		(9,178)	(5,506)	466	(13,067)	(12,601)

Income before income taxes	(47,461)		(9,135)	(56,596)	(288,391)	(45,665)	(334,056)
Income tax expense	-		-	-	-	-	-
Net loss	$(47,461)		$(9,135)	$(56,596)	$(288,391)	$(45,665)	$(334,056)

Other comprehensive items
Foreign currency translation loss	(110,217)		(100,960)	(211,177)	(74,348)	(53,343)	(127,691)
Total other comprehensive income	(110,217)		(100,960)	(211,177)	(74,348)	(53,343)	(127,691)

Total comprehensive loss	(157,678)		(110,095)	(267,773)	(362,739)	(99,008)	(461,747)
Less: comprehensive income attributable to noncontrolling interest	-		-	-	-	-	-
Comprehensive loss attributable to shareholders of the Company	$(157,678)		$(110,095)	$(267,773)	$(362,739)	$(99,008)	$(461,747)

Weighted average shares, basic and diluted	12,907,532		-	12,907,532	12,907,532	-	12,907,532
Net loss per common share, basic and diluted	$(0.00)	$		$(0.00)	$(0.02)	$(0.01)	$(0.03)

RAYONT INC. AND SUBSIDIARIES RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended March 31, 2020
	As Previously Reported	Restatement Adjustments	As Restated

Operating Activities:
Net Income (loss)	$(288,391)	$(45,665)	$(334,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	50,105	6,923	57,028
Bad debt expense	193,505	(193,505)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(62,534)	(62,534)
Inventory	-	(28,793)	(28,793)
Accounts payable	-	41,917	41,917
Accrued liabilities	(10,126)	55,483	45,357
Other receivables	(1,432)	(6,703)	(8,135)
Other assets	47	(47)	-
Other payable	-	(7,606)	(7,606)
Net cash provided by (used in) operating activities	(56,292)	(240,530)	(296,822)

Investing Activities:
Purchases of property and equipment	-	(2,505)	(2,505)
Net cash used in investing activities	-	(2,505)	(2,505)

Financing Activities:
Proceeds (Repayment) from related party	25,593	184,116	209,709
Proceeds from notes payable	144,791	(144,791)	-
Repayment of notes payable	(103,000)	103,000	-
Adjustment in Additional Paid in Capital		9,626	9,626
Net cash provided by (used in) financing activities	67,384	151,951	219,335

EFFECT OF EXCHANGE RATE ON CASH	(7,857)	(3,414)	(11,271)

Net (decrease) increase in cash and cash equivalents	3,235	(94,498)	(91,263)
Cash and cash equivalents at beginning of the period	836	201,548	202,384
Cash and cash equivalents at end of the period	$4,071	$107,050	$111,121
check

SUPPLEMENTAL DISCLOSURE:
Interest paid	$4,120	$(4,120)	$-
Income tax paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Forgiveness of debt	$34,195	$-	$34,195

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and determined that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On January 22, 2019, the Company entered into an acquisition agreement with Rayont Australia Pty Ltd (formerly known as “THF Holdings Pty Ltd”), an Australian corporation and Rural, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of THF Holdings Pty Ltd. in exchange for 4,000,000 shares of the Company’s common stock, valued on January 22, 2019 at $1,000,000. THF Holdings Pty Ltd. is an Australian Cancer treatment and medical device company. Rural is the majority shareholder of THF Holdings Pty Ltd. In March 2019, the acquisition of THF Holdings Pty Ltd. was completed and THF Holdings Pty Ltd. became a subsidiary of the Company. In addition, the acquisition was accounted for business combination under common control of Rural. On August 25, 2020, the name THF Holdings Pty Ltd. was changed to Rayont (Australia) Pty Ltd. (“Rayont Australia”).

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

On February 18, 2021 the Foreign Investment Review Board approved the capital stock transferring of GGLG Properties Pty Ltd to the Rayont Australia Pty Ltd. On March 9, 2021, the parties agreed to amend the acquisition agreements for the GGLG Properties Pty Ltd and as per Board Resolution, the Company issued 710,713 shares of its common stocks in leu of payment by Rayont Australia Pty Ltd of approximately $605,920 (AUD 800,000) to TheAlikasa Pty Ltd as full and final payment for the acquisition of 100% of the issued and outstanding common stock of GGLG.

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

The World Health Organization designated COVID-19 as a global pandemic. To date, the Company has experienced some adverse impacts; however, the impacts of COVID-19 on our operating results for the six months ended March 31, 2021 and the year ended September 30, 2020 was limited due to the nature of our business. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Revenue

There were $951,538 and $442,435 revenue generated for the three months ended March 31, 2021 and 2020, respectively. The increase was attributable to revenues generated from digital learning solutions provided by Rayont Technologies in Australia, Malaysia, and the revenues generated from Prema Life. The Company continues looking for other opportunities which could potentially increase the profits of the Company.

Cost of Goods Sold

There were $340,903 and $265,051 cost of goods sold for the three months ended March 31, 2021 and 2020, respectively. The increase was attributable to costs incurred by Rayont Technologies in Australia and Malaysia from digital learning solutions provided, and the increased cost of goods sold from Prema Life.

Operating Expense

Our operating expenses consist of selling, general and administrative expenses, depreciation and amortization expense.

For the three months ended March 31, 2021 and 2020, there were a total of $576,663 and $228,474 operating expenses, respectively. The increase was primarily due to the salary expenses incurred for the operating subsidiary, Rayont Technologies, the operating expenses generated from Prema Life, as well as the increase in the depreciation and amortization expense due to the new intangible and tangible assets acquired.

Other Income (Loss)

Other income (loss) was $109,202 and $(5,506) for the three months ended March 31, 2021 and 2020, respectively. The increase was mainly due to the fact that the Company has requested the forgiveness of some liabilities and penalties that are approved from Australian Tax office.

Net Income (Loss)

We had a net income of $143,174 for the three months ended March 31, 2021, and a net loss of $56,596 for the three months ended March 31, 2020 based on the factors discussed above.

Comparison of the six months ended March 31, 2021 and 2020

Revenue

There were $1,409,542 and $844,682 revenue generated for the six months ended March 31, 2021 and 2020, respectively. The increase was attributable to revenues generated from digital learning solutions provided by Rayont Technologies in Australia, Malaysia, and the revenues generated from Prema Life. The Company continues looking for other opportunities which could potentially increase the profits of the Company.

Cost of Goods Sold

There were $617,488 and $487,618 cost of goods sold for the six months ended March 31, 2021 and 2020, respectively. The increase was attributable to costs incurred by Rayont Technologies in Australia and Malaysia from digital learning solutions provided, and the increased cost of goods sold from Prema Life.

Operating Expense

Our operating expenses consist of selling, general and administrative expenses, depreciation and amortization expense.

For the six months ended March 31, 2021 and 2020, there were a total of $1,108,757 and $678,519 operating expenses, respectively. The increase was primarily due to the salary expenses incurred for the operating subsidiary, Rayont Technologies, the operating expenses generated from Prema Life, as well as the increase in the depreciation and amortization expense due to the new intangible and tangible assets acquired.

Other Income (Loss)

Other income (loss) was $587,754 and $ (12,601) for the six months ended March 31, 2021 and 2020, respectively. The increase was mainly due to the fact that the differences between purchase consideration of assets from Workstar Tech (Aust) Pty Ltd and its as-is basis value amounted to USD $246,143, and USD $186,880 arose due to tax incentive/grant obtained in relation to approved research and development activities carried out and USD $40,337 and USD $9,337 is in relation to ATO COVID19 Job Seeker and Cash Flow Boost incentives from Australian Government. In addition, USD 128,346 arose due to the fact that the Company has requested the forgiveness of some liabilities and penalties that are approved from Australian Tax office.

Net Income (Loss)

We had a net income of $271,051 for the six months ended March 31, 2021, and a net loss of $334,056 for the six months ended March 31, 2020 based on the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2021 and September 30, 2020, the Company had working capital of $ 40,767 and working capital deficit of $ 2,819,732, respectively. The deficit is attributable to loans due to a related party of $3,307,990, accounts payable of $54,316, accrued liabilities of $375,260, loan payable of $481,383 and other payables of $474 at September 30, 2020. As of March 31, 2021 and September 30, 2020, the Company had $ 1,414,407 and $1,399,691 in current assets, respectively.

As of March 31, 2021 and September 30, 2020, we had a cash and equivalents balance of $79,412 and $196,174, respectively. The Company’s operations are primarily funded by the revenue, other income and proceeds received from the sale of common stock in private placements.

Cash Flows from Operating Activities

Net cash used in operating activities was $254,821 for the six months ended March 31, 2021 compared with net cash used in operating activities of $296,822 for the six months ended March 31, 2020. During the six months ended March 31, 2021, the net cash used in operating activities was attributed to net income of $ 271,051, offset by depreciation and amortization expense of $89,210, gain on purchase of assets of $265,134 an decrease in accounts receivable of $369,216, an decrease in inventory of $ 67,116, an increase in accounts payable of $162,563, an decrease in accrued liabilities of $84,925, an decrease in prepaid expense of $3,500, an increase in advance to officer of $6,658 and an increase in other receivables of $5,588.

During the six months ended March 31, 2020, the net cash used in operating activities was attributed to net loss of $ 334,056, offset by depreciation and amortization expense of $57,028, a decrease in accounts receivable of $62,534, a decrease in inventory of $28,793, an increase in accounts payable of $41,917, an increase in accrued liabilities of $45,357, a decrease in other receivables of $8,135, a decrease in other payable of $7,606.

Cash Flows from Investing Activities

Net cash used in investing activities was $ 22,929 for the six months ended March 31, 2021 compared with net cash used in investing activities of $2,505 for the six months ended March 31, 2020.

During the six months ended March 31, 2021, the net cash used in investing activities was attributed to the purchases of intangible assets of $101,726, proceeds from loan receivable of $169,942, purchases of property and equipment of $45,287.

During the six months ended March 31, 2020, the net cash used in investing activities was attributed to the purchases of property and equipment of $2,505.

Cash Flow from Financing Activities

We generated cash in financing activities during the six months ended March 31, 2021 and 2020 of $97,115 and $219,335, respectively, from issuance of common stock in the amount of $579,462 and $0 respectively, proceeds from loan payable in the amount of $44,699 and $0, respectively, proceeds from (repayment to) from a related party in the amount of $527,046 and $ 209,709, respectively, adjustment in Additional Paid in Capital in the amount of $0 and $9,626, respectively.

Non-Cash Investing and Financing Activities

During the six months ended March 31, 2020, the related party debt in the amount of $34,195 was forgiven and recorded to additional paid in capital.

During the six months ended March 31, 2021, the related party debt in the amount of $ 2,016,364 was forgiven and recorded to additional paid in capital.

Equity and Capital Resources

We had a net income for the six months ended March 31, 2021 and had an accumulated deficit of $3,687,776 as of March 31, 2021. As of March 31, 2021, we had cash of $79,412, compared to cash of $196,174 as of September 30, 2020.

We had no material commitments for capital expenditures as of March 31, 2021. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2021 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2021, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

During October 1, 2020 to March 31, 2021, the Company sold 7,883,197 shares of common stock to 154 independent investors pursuant to a private placement. 560,000 shares at $0.05; 7,195,347 shares at $0.07; 67,705 shares at $0.71; 19,231 shares at $1.04; 29,656 shares at $1.19; 5,564 shares at $1.42; 3,654 shares at $1.56; 755 shares at $1.59 and 1,285 shares at $1.79 for some private placements for a total amount of $652,137. The subscribers had paid $579,363 to the Company, and the remaining balances of $72,774 were recorded in stock subscriptions receivable.

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

31.1 31.2

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

RAYONT INC.

By:	/s/ Aleem Sheikh
Aleem Sheikh, President
President (Principal Executive Officer), Chief Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and, on the dates, stated.

/s/ Aleem Sheikh	Dated: May 17, 2021
Aleem Sheikh
President (Principal Executive Officer), Chief Executive Officer

/s/ Marshini Thulkanam	Dated: May 17, 2021
Marshini Thulkanam
Principal Financial Officer and Director

