Form 10-KT
period 2021-06-30
RAYONT INC.
filed 2021-10-15
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from October 1, 2020 to June 30, 2021

Commission File Number: 000-56020

RAYONT INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-5159463
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

228 Hamilton Avenue, 3rd Floor, Palo Alto, California 94301	94301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 1 (855) 801-9792

(Former name, former address and telephone number, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 par value	RAYT	OTC Markets Group

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $122,310,790 as of March 31, 2021.

There were 48,009,853 shares of issuer’s Common Stock outstanding as of October 15, 2021.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-KT , the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-KT and those reports, statements, information and announcements address activities, events or developments that Rayont Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Rayont”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

PRESENTATION OF INFORMATION

Except as otherwise indicated by the context, references in this Report to “Rayont”, “RAYT”, “we”, “us”, “our” and the “Company” are to the combined business of Rayont Inc. and its consolidated subsidiaries.

The Company recently changed its fiscal year-end from a fiscal year ending on September 30 to a fiscal year ending on June 30. This Report includes our audited consolidated financial statements as at and for the nine months ended June 30, 2021 and as at and for the twelve months ended September 30, 2020. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

ii

PART I

ITEM 1. BUSINESS.

History and Overview

Rayont Inc., formerly known as Velt International Group Inc. was incorporated in Nevada on February 7, 2011. Our current principal executive office is located at 228 Hamilton Avenue, 3rd Floor, Palo Alto, California 94301.

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

The Board of the Directors and shareholders approved the reverse split of the Company’s issued and outstanding common stock whereby each twenty shares of common stock was converted into one share of common stock. The stock split became effective with the Financial Industry Regulatory Authority (“FINRA”) on May 21, 2018.

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

On September 7, 2019, FINRA approved name and trading symbol change. In addition to the name change the Company also commenced a significant change in corporate strategy and the future direction of the Company.

On September 30, 2020, pursuant to an Acquisition Agreement the Company acquired all of the issued and outstanding shares of Rayont International (Labuan) Inc (“RIL”), a Malaysian Offshore company as Exclusive Licensee of a Cancer Treatment technology for Sub-Sahara African Region. Under the agreement, Rayont acquired 100% of the outstanding shares of RIL in exchange for 25,714,286 shares of the Company’s common stock valued at $1.8 Million based on the closing share price on the OTC Markets on September 29, 2020.

Rayont International (Labuan) Inc is an on offshore company incorporated in Labuan, Malaysia which offers attractive 3% tax on profit. The company is a clinical-stage life sciences company that holds the exclusive license for registering and commercializing Photosoft technology for treatment of all cancers across Sub-Sahara African region. The technology has already been licensed in Australia, New Zealand, China and Malaysia. The human clinical trial efforts have started in Australia and China conducted by Hudson Medical Institute, Australian.

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

Since the acquisition of THF Holdings Pty Ltd and Rayont International (Labuan) Inc as well as the cancer treatment assets that the Company has invested in, Rayont has been focusing on commercializing these investments. The commercialization of the current assets for cancer treatment requires medical board approval for almost all of the countries subject to the license. Rayont has conducted the initial study to identify the requirements for obtaining the approvals for using PDT to treat cancer across different jurisdictions in Sub-Saharan Africa (“SSA”). The same PDT technology has been licensed in China, Australia and New Zealand. It is currently undergoing medical trials in Australia and China. The recent announcements show positive results that the technology works. The company believes that it will take time before it can start commercializing these assets and start to generate revenues and operating profits. In order to sustain and grow this business the Company has been actively looking for new opportunities post COVID-19 pandemic.

On August 26, 2020, the Company established Rayont Technologies Pty Ltd. (“Rayont Technologies”) through Rayont (Australia) Pty Ltd. Rayont Technologies is an Australian corporation and Internet of Things specialist providing services such as end-to-end employee engagement and experience platform for businesses in Australia and globally. Rayont Technologies engages in providing customized digital learning based on real-life and practical situations and e-learning program.

In order to cope with rapid growth Rayont Technologies Pty Ltd entered an agreement on October 15, 2020 with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd for USD215,017.19 (AUD302,876.22) payable over 90 days upon Ms. Smith transferring the assets to Rayont Technologies Pty Ltd. The assets that Rayont Technologies acquired under the agreement are:

1. Trademark

2. Website

3. Software

4. Office Assets

5. Customer Contracts

On December 23, 2020, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of Prema Life Pty Ltd, an Australian company (“Prema Life”), from TheAlikasa (Australia) Pty Ltd, Prema Life’s sole shareholder. The acquisition of Prema Life was completed, and Prema Life became a subsidiary of the Company. Prema Life is a Hazard Analysis Critical Control Point (HACCP) certified manufacturer and supplier of functional foods and supplements, and of practitioner only naturopathic and homeopathic medicines. Prema Life produces an extensive range of products including proteins, green blends, sports nutrition, weight management and maintenance, and health and wellness products.

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

On February 18, 2021 the Autralian Foreign Investment Review Board approved the capital stock transferring of GGLG Properties Pty Ltd to the Rayont Australia Pty Ltd. On March 9, 2021, the parties agreed to amend the acquisition agreements for the GGLG Properties Pty Ltd and as per Board Resolution, the Company issued 710,713 shares of its common stocks in lieu of payment by Rayont Australia Pty Ltd of approximately $605,920 to TheAlikasa Pty Ltd as full and final payment for the acquisition of 100% of the issued and outstanding common stock of GGLG.

GGLG Properties Pty Ltd is a special purpose company to hold the property asset of Rayont (Australia) Pty Ltd. Until the 28 June 2021, GGLG Properties Pty Ltd owned the property located at 11 Aldinga Street, Brendale, 4500 QLD, Australia which is the facility where Prema Life Pty Ltd operates. With the sale of property, GGLG Properties Pty Ltd has no real assets and operations hence, it has to reinvent itself and select a business activity to focus on.

On December 29, 2020, the Company incorporated Rayont Malaysia Sdn Bhd with a paid-up capital of $25 and on December 31, 2020 incorporated Rayont Technologies (M) Sdn Bhd with a paid-up capital of $25 from Rayont Malaysia Sdn Bhd to carry out its business activities in Malaysia. On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD 105,000.00. These assets include software for remote learning, customer contracts, digital content and two key employees and one director. These assets will operate in Malaysia under Workstar trademark and operation shall be integrated with Rayont Technologies Australia to drive efficiency and scale of digital assets operations.

Rayont will focus on healthcare including the manufacturing of alternative medicine products and services across the entire value chain or across the full range of activities that companies within an industry bring a product to its end users. Longer term, we have also invested in a ground-breaking cancer treatment technology through an exclusive license arrangement for the sub-Saharan African territories. Headquartered in Australia, with expanding operations internationally, our purpose is “Making Natural Products to Improve People’s Health”. We do this by investing in early research and development, establishing high quality manufacturing assets for regional distribution, and operating across the alternative medicine value chain. Our underlying strategy is to grow organically, selectively acquire, scale profitable assets, and improve efficiency through digitalization via mobile applications, websites or modes of delivering products or services to end users.

As of June 30, 2021, the company group structure consisted of the following companies:

The company’s focus is to grow revenues and operating profit within the next financial year and plans to acquire revenue generating companies and grow the current businesses within the sectors it focuses on. There is no assurance that these goals will be accomplished.

There were two transactions worth noting that occurred before 30 June 2021, namely GGLG Properties Pty Ltd disposed of 11 Aldinga Street Brendale QLD 4500 for USD693,403 for the land, and assets were sold for USD201,649. Premalife Pty Ltd subsequently purchased a new, more suitable building located at 32 French Avenue, Brendale QLD 4500 for USD2,304,330 excluding GST. The acquisition of this key real estate asset into the Company has further strengthened the Group.

Competitive Conditions

Since that the company has established multiple business units or divisions and the competitive conditions defer for each business unit, the company presets these conditions accordingly.

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

Online education provides greater flexibility compared with traditional education and enables full-time workers to engage in further learning. Many education providers have recognized the growing need for flexibility and have increased the breadth of courses available online. MOOCs have grown in popularity over the past five years, facilitating enrolments from mature-age students that are looking for professional education. A depreciating Australian dollar has boosted enrolments from international students, supporting the industry. In addition, the number of Vocational Education & Training (VET) providers has risen over the past five years, following government intervention to allow VET students access to financial assistance.

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

Rayont Technologies competitors in the learning and education space will include SAP Litmos, Kineo, Walkme and Linkedin Learning. All of these competitors are larger and more well known than the Company. With new developments in leading technology such as AI, Gamification and AR/VR, Rayont is looking to be a leader in the corporate learning market. The Workstar assets include two learning management and employment engagement software platforms and digital content creation capabilities

Customers

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

Despite the original form of PDT (developed in the 1970’s) which is still being used for the treatment of some cancers today, there are limitations on its effectiveness for non-superficial cancers.

For example, some patients using PDT had trouble absorbing sufficient light for cancers that had grown deep within the skin or were metastatically spread throughout the body.

Further the earlier versions of the synthetic photosensitizing agent were not selective enough and sometimes concentrated in areas that did not have cancer.

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

NGPDT Treatment Program

The treatment plan is different for every patient. Every detail is considered via professional consultation, ensuring the most suitable treatment is facilitated. Rayont’s NGPDT treatment will follow a standardized treatment protocol that goes through three phases.

1) Preparation;

2) Treatment; and

3) Rehabilitation.

The Preparation Phase will be the initial consultation between the doctor and the patient. The doctor will closely assess the patient eligibility for NGPDT treatment, as well as provide a professional opinion on a possible treatment plan. Upon mutual consent, the patient will be able to start treatment.

The Treatment Phase is typically three consecutive rounds of NGPDT treatment; however the specifics change depending on the treatment plan produced in the Preparation Phase.

After treatment, the immune system is in a debilitated state, leaving patients vulnerable to infection or the re-growth of cancer. Rayont is looking to partner with a number of partners to facilitate the Rehabilitation Phase. For this, both will work in conjunction to recuperate the patient’s immune system, and its ability to detect and destroy abnormal cells (e.g., possible cancer re-growth).

2. Education & Technology

Under the agreement dated October 15, 2020 with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd. Rayont Technologies Pty Ltd acquired a number of established products that offer customers the following products and services:

1)	Custom Content Development. Rayont Technologies customers are able to develop custom content with different levels of interactivities depending on their needs. The contact is able to be uploaded or made compatible with their existing systems of can be bundled with our existing systems.
2)	End-to-end employee experience/engagement platform. The Nexus platform is a cloud-based platform that clients can manage employee experience and engagement which includes recruitment and selection, new employee onboarding, induction, competency assessment, learning management, social networking etc.
3)	Learning Management System. The Sphere Learning Management System is a cloud based digital learning solutions for businesses that want to reduce employee down time from face-to-face learning activities. The system is able to be integrated with third party content, able to upload client custom content and SCORM compliant.
4)	Content subscriptions. Workstar and Rayont Technologies Pty Ltd are in process of negotiating strategic partnership with global, regional and local content libraries to be integrated with The Nesus and The Sphere Learning Management Systems. Clients can subscribe to any content as and when they need for their employees and they pay per content they consume only. Rayont will receive revenue share based on revenues generated through our customer networks.

Marketing and Sales

In order to become competitive in the private equity space, the Company has taken steps to establish a number of digital marketing channels namely:

1)	Websites. This is an effective marketing and branding tool for customers, employees and investors as well as the public educations. The Company has completed its website and updates it regularly. The following are some important websites that the Company has:

i.	www.rayont.com
ii.	www.workstar.com.au

2)	Social media channels The Company has set up major social media channels such as Facebook, LinkedIn and instagram for each brand. The Company has established YouTube channels for some of the brands. These social media channels are linked and integrated with the websites.

3)	Digital and analog advertising. The marketing infrastructure enables the Company and its subsidiaries to conduct both digital and analog advertising activities.

Suppliers

Rayont International (Labuan) Ltd f.k.a Natural Health Farm Inc entered into exclusive distribution and licensing agreement with RMW Cho Group Ltd on 26th November 2018 to commercialize NGPDT technology across sub-sahara African territories. Rayont’s NGPDT license provides exclusive use of the NGPDT throughout the entire Sub-Saharan Africa region. As depicted in the table opposite, this vast region is densely populated. According to “World meter” in 2019 this region is home to more than 1.1 billion individuals which represents approximately 14.35% of the entire global population.

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

Employees

As of June 30, 2021, the Group of Rayont Inc has 27 employees of which Prema Life Pty Ltd has 20, Rayont Technologies Pty Ltd has 5 and Rayont Inc has 2, all of whom performed operational, technical and administrative functions. No payroll will be paid to the employees from Rayont Inc before the Company generates net profits. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these employees belong to labor unions.

ITEM 1A. RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2. PROPERTIES.

Our executive office address is located at 228 Hamilton Avenue, 3rd Floor, Palo Alto, California 94301. The lease for this facility is $155 monthly. The subsidiary Prema Life Pty Ltd owns the property located at 32 French Avenue, Brendale QLD 4500, Australia. This property was bought on June 28, 2021. It consists of 2720m2 land and Building 1760m2.

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

Fiscal 2019	Low	High
First Quarter	$0.29	$0.34
Second Quarter	$0.23	$0.75
Third Quarter	$0.20	$0.51
Fourth Quarter	$0.33	$0.50

Fiscal 2020	Low	High
First Quarter	$0.09	$0.50
Second Quarter	$0.09	$0.51
Third Quarter	$0.05	$0.50
Fourth Quarter	$0.07	$0.07

Fiscal 2021	Low	High
First Quarter	$0.07	$1.45
Second Quarter	$1.13	$2.65
Third Quarter	$1.50	$3.02

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

Common Stock Currently Outstanding

As of October 15, 2021, 48,009,853 shares were issued and outstanding.

Holders

As of the date of this Report, we had approximately 505 stockholders of record of our common stock.

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

Transfer Agent

Pacific Stock Transfer Company located at 6725 Via Austi Pkwy., Suite 300, Las Vegas, NV 89119 is the transfer agent for our common stock.

Recent Sales of Unregistered Securities

During October 1, 2020 to June 30, 2021, the Company sold 7,911,551 shares of common stock to 168 independent investors pursuant to a private placement. 560,000 shares at $0.05; 7,195,347 shares at $0.07; 67,705 shares at $0.71; 19,231 shares at $1.04; 29,656 shares at $1.19; 5,564 shares at $1.42; 3,654 shares at $1.56; 755 shares at $1.59; 1,285 shares at $1.79; 23,354 shares at $1.64 and 5,000 shares at $2.31 for some private placements for a total amount of $701,987.56. The subscribers had paid $701,987.56 to the Company.

The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the shares were issued in a book entry form with a Rule 144 restrictive legend.

Issuer Purchases of Equity Securities

None

Additional Information

Copies of our annual reports on Form 10−K, quarterly reports on Form 10−Q, current reports on Form 8−K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. The reports are also available on our corporate website at https://www.rayont.com. Upon written or oral request, we will provide to each person, including any beneficial owner, a copy of any or all of such reports, at no cost.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-KT.

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

On October 15, 2020, Rayont Technologies Pty Ltd entered into an agreement with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd for AUD 302,876.22 payable over 90 days upon Ms Smith transfers the assets to Rayont Technologies Pty Ltd. The assets that Rayont Technologies acquired under the agreement includes trademark, website, software, office assets.

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

On December 29, 2020, the Company incorporated Rayont Malaysia Sdn Bhd with a paid-up capital of $25 and Rayont Malaysia Sdn Bhd incorporated on December 31, 2020 Rayont Technologies (M) Sdn Bhd with a paid-up capital of $25 respectively to carry out its business activities in Malaysia. On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD 105,000.00. These assets include software for remote learning, customer contracts, digital content and three key employees. These assets will operate in Malaysia under Workstar trademark and operation shall be integrated with Rayont Technologies Australia to drive efficiency and scale of digital assets operations.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions. To date, the Company has experienced some adverse impacts; however, the impacts of COVID-19 on our operating results for the nine months ended June 30, 2021 was limited due to the nature of our business. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

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

Restatement

The Company has restated the consolidated financial statements for the year ended September 30, 2020 contained in our previously filed Annual Reports on Form 10-K. The restatement was due to due to fact the Company acquired Prema Life Pty Ltd and GGLG Properties Pty Ltd and since it’s a common control situation effect of acquisition was given from September 30, 2019 financial statement. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The Company has revised the consolidated financial statements as of and for the year ended September 30, 2020 included in Item 8. Financial Statements and Supplementary Data.

Results of Operations

For the nine months ended June 30, 2021 and 2020

Revenue

There were $ 2,244,157 and $ 1,270,240 revenue generated for the nine months ended June 30, 2021 and 2020, respectively. The increase was attributable to revenues generated from digital learning solutions provided by Rayont Technologies in Australia, Malaysia, and the revenues generated from Prema Life. The Company continues looking for other opportunities which could potentially increase the profits of the Company.

Cost of Goods Sold

There were $979,476 and $890,696 cost of goods sold for the nine months ended June 30, 2021 and 2020, respectively. The increase was attributable to costs incurred by Rayont Technologies in Australia and Malaysia from digital learning solutions provided, and the increased revenues for nine months ended June 30, 2021 compare with 2020.

Operating Expense

Our operating expenses consist of selling, general and administrative expenses, depreciation and amortization expense.

For the nine months ended June 30, 2021 and 2020, there were a total of $ 2,110,506 and $ 1,098,374 operating expenses, respectively. The increase was primarily due to the salary expenses incurred for the operating subsidiary, Rayont Technologies, the operating expenses generated from Prema Life as for the nine months ended June 30, 2021 the revenues of Prema Life were increased compare with the respective period June 30, 2020, as well as the increase in the depreciation and amortization expense due to the existing and new intangible and tangible assets acquired. The Company recorded the amortization expense for the first time for intangible asset “Exclusive license for registering and commercializing PhotosoftTM technology” that is the biggest intangible asset of the Company. This transaction increased 215% the amortization and depreciation expense compare with the nine months ended June 30, 2020.

Other Income

Other income was $790,701 and $72,598 for the nine months ended June 30, 2021 and 2020, respectively. The increase was attributable to differences between purchase consideration of assets from Workstar Tech (Aust) Pty Ltd and it’s as-is basis value amounted to USD248,336. Whilst, USD188,995.19 arose due to tax incentive/grant obtained in relation to approved research and development activities carried out. Other incentives amount from Australian Government are USD $40,696.36 and USD9,420.45 in relation to ATO COVID19 Job Seeker and Cash Flow Boost.

The amount of USD 303,253 was attributable to differences between seller and purchase price of the property that GGLG Properties Pty Ltd sold on June 29, 2021.

Net Income (Loss)

We had a net income of $46,424 for the nine months ended June 30, 2021, and a net loss of $665,617 for the nine months ended June 30, 2020 based on the factors discussed above.

Liquidity and Capital Resources

As of June 30, 2021 and September 30, 2020, the Company had working capital deficit of $1,456,964 and $2,819,732, respectively.

The deficit is attributable to loans due to a related party of $ 387,238, accounts payable of $ 99,615, accrued liabilities of $ 472,021, loan payable of $ 2,051,554, other payables of $ 209,712 and finance lease of $ 8,188 at June 30, 2021.

The deficit is attributable to loans due to a related party of $3,307,990, accounts payable of $54,316, accrued liabilities of $375,260, loan payable of $481,383 and other payables of $474 at September 30, 2020. As of June 30, 2021 and September 30, 2020, the Company had $1,771,364 and $1,399,691 in current assets, respectively.

As of June 30, 2021 and September 30, 2020, we had a cash and equivalents balance of $ 243,610 and $196,174, respectively. The Company’s operations are primarily funded by the revenue, other income and proceeds received from the sale of common stock in private placements.

Cash Flows from Operating Activities

Net cash used in operating activities was $ 285,896 for the nine months ended June 30, 2021 compared with net cash used in operating activities of $ 565,262 for the nine months ended June 30, 2020. During the nine months ended June 30, 2021, the net cash used in operating activities was attributed to net income of $46,424, offset by depreciation and amortization expense of $ 422,633, gain on purchase of assets of $ 238,014 an increase in accounts receivable of $ 157,303, an increase in inventory of $22,915, an increase in accounts payable of $42,828, an increase in accrued liabilities of $78,934, an increase in prepaid expense of $24,041, an decrease in advance to officer of $6,717, an increase in other receivables of $ 398,265, an increase in other assets of $47,054 and an increase in other assets of $4,160.

During the nine months ended June 30, 2020, the net cash used in operating activities was attributed to net loss of $665,617, offset by depreciation and amortization expense of $134,191, non-cash portion of share based compensation for service of $20,000, a decrease in accounts receivable of $12,874, an increase in inventory of $130,771, an increase in accounts payable of $29,975, an increase in accrued liabilities of $53,935, a decrease in other receivables of $67,269, an increase in other payable of $20,554.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,798,506 for the nine months ended June 30, 2021 compared with net cash used in investing activities of $7,402 for the nine months ended June 30, 2020.

During the nine months ended June 30, 2021, the net cash used in investing activities was attributed to the purchases of intangible assets of $ 126,479, proceeds from loan receivable of $93,000, purchases of property and equipment of $1,765,027.

During the nine months ended June 30, 2020, the net cash used in investing activities was attributed to the purchases of property and equipment of $7,402.

Cash Flow from Financing Activities

We generated cash in financing activities during the nine months ended June 30, 2021 and 2020 of $2,124,034 and $629,807, respectively, from issuance of common stock in the amount of $701,988 and $0 respectively, proceeds from loan payable in the amount of $1,577,422 and $237,045, respectively, proceeds from (repayment to) a related party in the amount of $155,376 and $379,853, respectively, adjustment in Additional Paid in Capital in the amount of $0 and $12,909, respectively.

Non-Cash Investing and Financing Activities

During the nine months ended June 30, 2021, the related party debt in the amount of $ 2,016,363 was forgiven and recorded to additional paid in capital.

During the nine months ended June 30, 2020, the related party debt in the amount of $35,071 was forgiven and recorded to additional paid in capital.

Equity and Capital Resources

We have created income for the year ended June 30, 2021 and had an accumulated deficit of $3,912,404 as of June 30, 2021. As of June 30, 2021, we had cash of $243,610 and a negative working capital of $1,456,964, compared to cash of $196,174 and a negative working capital of $2,819,732 as of September 30, 2020.

We had material commitments for capital expenditures as of June 30, 2021. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Form 10-K/T, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021 AND 2020

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020	F-4
Consolidated Statements of Operations and Comprehensive Loss for the nine months ended June 30, 2021 and 2020, and for the fiscal years ended September 30, 2020 and 2019	F-5
Consolidated Statements of Stockholders’ Equity for the nine months ended June 30, 2021 and for the fiscal years ended September 30, 2020 and 2019	F-6
Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and 2020, and for the fiscal years ended September 30, 2020 and 2019	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Rayont, Inc.

228 Hamilton Avenue, 3rd Floor, Palo Alto, California 94301

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rayont, Inc. (the ‘Company’) as of June 30, 2021 and September 30, 2020, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the each of two years in the year ended of June 30, 2021 and September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and September 30, 2020, and the results of its operations and its cash flows for each of two years in the period/year ended June 30, 2021 and September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (Those Charged with Governance) that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment assessment on intangible assets

The Group recognizes intangible assets amounting to USD2,245,231 and USD2,000,000 as at June 30, 2021 and September 30, 2021, as disclosed in Note 5 to the consolidated financial statements, representing approximately 31% and 42% of the Group’s total assets for respective financial period/year.

The Group carries out impairment test by comparing the recoverable amount of cash generating unit (“CGU”) based on the value in use method and the carrying amounts. The impairment test was significant due to the complexity of the assessment process involving significant judgements and estimation uncertainty in making key assumptions about future market and economic conditions, growth rates, profit margins, discount rate, etc. for value in use of CGU based on future discounted cash flows.

Our audit procedures in this area included the following, among others:

a)	Examining management’s cash flows forecast that support the impairment assessment;
b)	Assessing the reliability of management’s forecast through the review of past trends of actual financial performance against previous forecasted results;
c)	Assessing the key assumptions on which the cash flows projections are based, by amongst others, comparing them against business plans, contracts with customers, historical results and market data;
d)	Performing sensitivity analysis to stress test the key assumptions and inputs used in the impairment assessment; and
e)	Assessing the adequacy and reasonableness of the disclosure in the financial statements.

Inventory management system update and calibration

The Group recognizes inventories amounting to USD500,165 and USD454,770 as at June 30, 2021 and September 30, 2021, as disclosed in Note 3 to the consolidated financial statements, representing approximately 7% and 9% of the Group’s total assets for respective financial year.

The Group carries out inventory data input separately from an inventory management system to accounting system on every month for the purpose reporting. The inventory management system has limitation to demonstrate historical and current data on a timely manner which resulted time and effort required for reconciliation so as to ensure inventory cut off, accuracy and completeness.

Our audit procedures in this area included the following, among others:

a)	Examining management’s record to support the incurrence and accuracy;
b)	Assessing the reliability of management’s procedures in place;
c)	Assessing management’s record with cut off to support completeness;
d)	Performing sensitivity analysis to test the costing and inputs; and
e)	Assessing the adequacy and reasonableness of the disclosure in the financial statements.

/s/JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT
We have served as the Company’s auditor since 2020.
Kuala Lumpur, Malaysia

Date: October 15, 2021

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		Restated
	June 30,	September 30,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalent	$243,610	$196,174
Accounts receivable	534,525	360,159
Inventories	500,165	454,770
Prepaid expense	23,933	-
Due from related parties	15,881	372,071
Other receivables	453,250	16,517
Total Current Assets	1,771,364	1,399,691

Non-Current assets:
Property and equipment, net	3,140,757	1,413,976
Intangible assets	2,245,231	2,000,000
Other assets	-	21
Total Non-Current Assets	5,385,988	3,413,997

TOTAL ASSETS	$7,157,352	$4,813,688

LIABILITIES AND STOOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,615	$54,316
Accrued liabilities	472,021	375,260
Due to related parties	387,238	3,307,990
Loan payable	2,051,554	481,383
Finance lease payable	8,188	-
Other payables	209,712	474
Total Current Liabilities	3,228,328	4,219,423

Non-Current liabilities:
Finance lease payable	19,669	-
Loan payable	182,329	178,533
Total Non-Current Liabilities	201,998	178,533

TOTAL LIABILITIES	3,430,326	4,397,956

COMMITMENTS AND CONTNGENCIES

Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 46,783,369 and 38,871,818 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	46,784	38,872
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding	-	-
Additional paid-in capital	6,996,198	4,296,524
Shares To Be Issued	618,320	-
Accumulated deficit	(3,912,404)	(3,958,827)
Accumulated other comprehensive income	(21,872)	39,163
TOTAL STOCKHOLDERS’ EQUITY	3,727,026	415,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,157,352	$4,813,688

RAYONT INC. AND S SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the nine months ended June 30, 2021	Restated For the nine months ended June 30, 2020	Restated Year ended September 30, 2020	Restated Year ended September 30, 2019
		(unaudited)
Revenue	$2,244,157	$1,270,240	$1,984,138	$1,668,582
Cost of Revenue	(979,476)	(890,696)	(1,139,033)	(755,936)
Gross profit	1,264,681	379,544	845,105	912,646

Operating expenses:
Selling, general and administrative expenses	1,687,873	964,183	1,243,502	3,117,313
Depreciation and amortization expense	422,633	134,191	167,352	204,354
Total Operating Expenses	2,110,506	1,098,374	1,410,854	3,321,667

Operating Profit /(Loss)	(845,825)	(718,830)	(565,749)	(2,409,021)

Other income/(expense):
Interest income	140,252	6,441	10,152	-
Interest expense	(38,704)	(25,826)	(37,117)	(11,425)
Other income, net	790,701	72,598	231,955	66,090
Total other income/(expense)	892,249	53,213	204,990	54,665

Income/ (Loss) before income taxes	46,424	(665,617)	(360,759)	(2,354,356)
Income tax expense	-	-	-	-
Net income (loss)	$46,424	$(665,617)	$(360,759)	$(2,354,356)

Other comprehensive items
Foreign currency translation (loss)/gain	(61,035)	851	64,829	(25,666)
Total other comprehensive (loss)/gain	(61,035)	851	64,829	(25,666)

Total comprehensive loss	(14,611)	(664,766)	(295,930)	(2,380,022)
Less: comprehensive income attributable to noncontrolling interest	-	-	-	-
Total Comprehensive loss attributable to shareholders of the Company	$(14,611)	$(664,766)	$(295,930)	$(2,380,022)

Weighted average shares, basic and diluted	46,393,747	12,983,262	13,026,710	8,869,230
Net earnings / (loss) per common share, basic and diluted	$0.00	$(0.02)	$(0.03)	$(0.27)

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Stock		Other
	Common Stock		Paid-In	To Be	Accumulated	Comprehensive
	Shares	Amount	Capital	Issued	Deficit	Income (Loss)	Total

Balance as of September 30, 2018	1,886,622	$1,887	$1,020,563		$(1,243,712)	$-	$(221,262)

Issuance of common stock	120,910	121	27,379	-	-	-	27,500
Issuance of common stock for services	6,900,000	6,900	1,946,100	-	-	-	1,953,000
Business acquisition of a subsidiary under common control	4,000,000	4,000	1,332,225	-	-	-	1,336,225
Decrease in additional paid in capital from acquisitions	-	-	(344,852)	-	-	-	(344,852)
Net loss	-	-	-	-	(2,354,356)	-	(2,354,356)
Foreign currency translation loss	-	-	-	-	-	(25,666)	(25,666)
Debt forgiveness	-	-	220,930	-	-	-	220,930

Balance as of September 30, 2019 (Restated)	12,907,532	12,908	4,202,345	-	(3,598,068)	(25,666)	591,519

Balance as of September 30, 2019	12,907,532	$12,908	$4,202,345	-	$(3,598,068)	$(25,666)	$591,519

Issuance of common stock for services	250,000	250	19,750	-	-	-	20,000
Business acquisition of a subsidiary under common control	25,714,286	25,714	48,670	-	-	-	74,384
Adjustments to additional paid in capital from acquisitions	-	-	(9,312)	-	-	-	(9,312)
Debt forgiveness	-	-	35,071	-	-	-	35,071
Net loss	-	-	-	-	(360,759)	-	(360,759)
Foreign currency translation gain	-	-	-	-	-	64,829	64,829

Balance as of September 30, 2020	38,871,818	38,872	4,296,524	-	(3,958,827)	39,163	415,732

Balance as of September 30, 2020	38,871,818	38,872	4,296,524	-	(3,958,827)	39,163	415,732
Common Stock issued for cash	7,911,551	7,912	694,076	-	-	-	701,988
Stock to be issued for business acquisition of a subsidiary under common control	-	-	-	618,320	-	-	618,320
Adjustments to additional paid in capital from acquisitions	-	-	(10,765)	-	-	-	(10,765)
Debt forgiveness	-	-	2,016,363	-	-	-	2,016,363
Foreign currency translation loss	-	-	-	-	-	(61,035)	(61,035)
Net income	-	-	-	-	46,424	-	46,424

Balance as of June 30, 2021	46,783,369	46,784	6,996,198	618,320	(3,912,404)	(21,872)	3,727,026

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended June 30, 2021	Restated For the nine months ended June 30, 2020	Restated Year ended September 30, 2020	Restated Year ended September 30, 2019
		(unaudited)
Operating Activities:
Net Income (loss)	$46,424	$(665,617)	$(360,759)	$(2,354,356)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Non-cash portion of share based compensation for service	-	20,000	20,000	1,953,000
Depreciation and amortization expense	422,633	134,191	167,352	204,354
Gain on purchase of assets	(238,014)	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	(157,303)	(12,874)	(185,322)	6,373
Inventory	(22,915)	130,771	13,716	185,633
Accounts payable	42,828	(29,975)	(77,561)	40,888
Accrued liabilities	78,934	(53,935)	(6,726)	(101,650)
Prepaid Expense	(24,041)	-	-	-
Advance to officer	6,717	-	-	-
Other assets	(47,054)	-	-	99
Other receivables	(398,265)	(67,269)	(10,688)	(5,500)
Other payable	4,160	(20,554)	(27,511)	(2,816)
Net cash provided by / used in operating activities	(285,896)	(565,262)	(467,499)	(73,976)

Investing Activities:
Cash from acquisition	-	-	1,082	-
Purchases of intangible assets	(126,479)	-	-	-
Proceeds from loan receivable	93,000	-	-	(93,000)
Purchases of property and equipment	(1,765,027)	(7,402)	(12,327)	29,594
Net cash used in investing activities	(1,798,506)	(7,402)	(11,245)	(63,406)

Financing Activities:
Repayment to (Proceeds from) related party	(155,376)	379,853	36,875	87,278
Proceeds from loan payable	1,577,422	237,045	443,999	180,745
Adjustment in Additional Paid in Capital	-	12,909	(9,347)	-
Issuance of common stock	701,988	-	-	27,500
Net cash provided by financing activities	2,124,034	629,807	471,527	295,523

EFFECT OF EXCHANGE RATE ON CASH	7,804	(3,513)	1,007	(10,126)

Net increase (decrease) in cash and cash equivalents	47,436	53,630	(6,210)	148,015
Cash and cash equivalents at beginning of the period	196,174	202,384	202,384	54,369
Cash and cash equivalents at end of the period	$243,610	$256,014	$196,174	$202,384

SUPPLEMENTAL DISCLOSURE:
Interest paid	$38,704	$25,826	$37,117	$11,425
Income tax paid	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Issuance of common stock for services	$-	$-	$-	$-
Issuance of common stock for Business acquisitions	$-	$-	$1,800,000	$1,000,000
Cancellation of common stock	$-	$-	$-	$-
Forgiveness of debt	$2,016,363	$35,071	$35,071	$220,930

RAYONT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Rayont Inc. (formerly Velt International Group Inc., or “Rayont” or the “Company”) is a Nevada corporation formed on February 7, 2011. The Company is a private equity company in areas of biotechnology and internet of things (IOT).

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

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions. To date, the Company has experienced some adverse impacts; however, the impacts of COVID-19 on our operating results for the year ended June 30, 2021 was limited due to the nature of our business. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

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

Going Concern

The Company had a net income of $46,424 and a net current liability of $ 1,456,964 for the year ended on June 30, 2021. The accumulated loss of the Company is $ 3,912,404 as of June 30, 2021. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically negative working capital, recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company generated revenues to cover its operating expense during the year ended June 30, 2021. The Company plans to continue obtaining funding from the majority shareholder and the President of the Company to support the Company’s normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

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

There is one customer who accounted for 10% or more of the Company’s accounts receivable for the year ended June 30, 2021 and there is no customer who accounted for 10% or more of the Company’s accounts receivable for the year as of September 30, 2020.

There is no supplier who accounted for 10% or more of the Company’s cost of sales for the nine months ended June 30, 2021 and 2020.

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

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and September 30, 2020, the Company had cash in bank of $243,610 and $196,174 respectively.

Intangible assets

Intangible assets for purchased are recognized and measured at cost upon acquisition and consist of the Company’s exclusive license with various useful life. The Company has determined that there are currently no legal, regulatory, contractual, economic or other factors that limit the useful life of the license and accordingly treat the license as indefinite life intangible assets.

As of June 30, 2021 and September 30, 2020, the Company had intangible assets of 2,245,231 and $2,000,000 respectively associated with Rayont International’s exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. The other tangible assets are associated with trademark, website, software that Rayont Technologies Pty Ltd entered into an agreement on October 15, 2020 to purchase the assets of Workstar Tech (Aust) Pty Ltd.

In addition, on February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase intangible assets include software for remote learning, customer contracts and digital content.

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

The Company’s property and equipment mainly consists of computer and laser equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 4-12 years.

Impairment of Long-lived Assets

The Company reviews long-lived assets when changes in circumstances or event could impact the recoverability of the carrying value of the assets. Recoverability of long-lived assets is determined by comparing the estimated undiscounted cash flows related to the long-lived assets to their carrying value. Impairment is determined by comparing the present value of future undiscounted cash flows, or some other fair value measure, to the carrying value of the asset. For the years ended June 30, 2021 and September 30, 2020, no impairment of long-lived assets was indicated, and no impairment loss was recorded.

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

Earnings / (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) attribute to stockholders of common stock by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing net income / (loss) by the weighted average number of common shares outstanding plus equivalent shares.

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible notes and preferred stock when the effect would be dilutive. The Company only issued common stock and does not have any potentially dilutive instrument as of June 30, 2021 and 2020.

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s Australian subsidiaries maintains its books and record in a local currency, Australian Dollars (“AUD”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the 9 months ended June 30,
	2021	2020

Year-end AUD : US$1 exchange rate	0.7496	0.6893
9 months average AUD : US$1 exchange rate	0.7536	0.6668

Recent Accounting Pronouncements

Management believes none of the recently issued accounting pronouncements will have a material impact on the consolidated financial statements.

NOTE 3 – Inventories

As of June 30, 2021 and September 30, 2020, inventories were composed of the following:

	June 30, 2021	September 30, 2020
Raw materials	$190,533	$193,559
Working in progress	$93,147	$91,768
Finished goods	$216,485	$169,442
Total inventories	$500,165	$454,770

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2021 and September 30, 2020, property and equipment consisted of the following:

	June 30, 2021	September 30, 2020
Land	$1,273,595	$490,476
Building	1,030,735	86,465
Leasehold improvements	-	19,722
Laser equipment	1,302,073	1,240,422
Vehicle	29,794	-
Computer equipment	18,248	7,378
Total	3,654,445	1,844,464
Less: accumulated depreciation	(513,688)	(430,487)
Total property and equipment, net	$3,140,757	$1,413,976

During the nine months ended June 30, 2021 and 2020, the depreciation expenses were $ 99,676 and $ 134,191, respectively.

NOTE 5 – INTANGIBLE ASSETS

On October 15, 2020, the Company entered into an agreement to purchase the assets of Workstar Tech (Aust) Pty Ltd, from an individual towards purchase of fair value of USD476,594.32 (AUD632,393) for purchase consideration of USD228,258.35 (AUD302,876). The company considered the gain on purchase of assets as an income (Refer Note 13).

These assets include intangible assets like trademark, website, software in the amount of USD465,666.59 (AUD617,893) and tangible assets like office assets, computer contracts in the amount of USD10,927.73 (AUD14,500).

Amortization is computed using the straight-line method over the 10-year estimated useful lives of the assets.

On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD105,000.00. These assets include software for remote learning, customer contracts and digital content.

Amortization is computed using the straight-line method over the 10-year estimated useful lives of the assets.

The Company had evaluated the useful life of 10 years from 2018 for the intangible assets of $2,000,000, which is associated with Rayont International’s exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa.

The license has only remaining life of 7 years and it is amortized for the nine months ended June 30, 2021.

As of June 30, 2021 and September 30, 2020, intangible assets, consisted of the following:

	June 30, 2021	September 30, 2020
Exclusive license for registering and commercializing PhotosoftTM technology	$2,000,000	$2,000,000
Trademark, website, software	568,188	-
Total	2,568,188	2,000,000
Less: accumulated amortization	(322,957)	-
Total intangible assets, net	$2,245,231	$2,000,000

For the nine months ended June 30, 2021 and 2020, the amortization expenses were $322,957 and $0, respectively.

NOTE 6 – ACCOUNTS PAYABLE

Accounts payable are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

As of June 30, 2021 and September 30, 2020, the Company had outstanding balances of $99,615 and $54,316 related to the accounts payable.

NOTE 7 – LOAN PAYABLE

Current loan payable:	June 30, 2021	September 30, 2020
Non-interest-bearing notes payable	$-	$10,055
Mortgage loan	2,046,477	471,327
COVID-19 loan	5,077	-
Total current loan payable	$2,051,554	$481,383

Non-current loan payable:
COVID-19 loan	182,329	178,533
Total non-current loan payable:	$182,329	$178,533
Total loan Payable	$2,233,883	$659,916

Non-interest-bearing notes payable

In March 2020, the Company’s subsidiary entered into loan agreements with outside creditors for the purpose to support its operation. The Company repaid all the outstanding balance as of December 31, 2020. As of June 30, 2021 and September 30, 2020, the Company had outstanding balances of $0 and $10,055 to the outside third party.

COVID-19 loan

On the 29th of June 2020, the Company’s subsidiary obtained a COVID-19 loan of $ 171,729 (AUD 250,000) from Queensland Rural and Industry Development Authority (QRIDA) to assist the Company to meet its working capital expenses. The term of the loan is 10 years from the commencement date, and the interest rate is 0% for the first 12 months from the commencement date and then 2.5% from the remainder of the term. The Company’s subsidiary has an Interest Only Period beginning 12 months after the Commencement Date and ending 36 months from the Commencement Date. The loan is secured under the Company’s present and future property of any kind, including all personal property As of June 30, 2021 and September 30, 2020, the Company had outstanding balances of $190,325 and $178,533 related to the COVID-19 loan.

The increase in loan amount from $178,533 to $187,406 was attributable to the translation income on foreign exchange as at June 30, 2021.

Mortgage loan

On the 26th of June 2020, the Company’s subsidiary obtained a mortgage loan of $453,713 (AUD 660,000) from two private lenders Oliver Fleming Pty Ltd as Trustee and Oliver John Fleming to assist the Company to buy the land of the business place. The term of the loan is one year from the commencement date, and the interest rate is 10% per annum. Monthly payments are compound just from interest in the amount of $ 4,108 (AUD 5,500). The loan is secured under the Company’s present and future property of any kind, including all personal property. The principal amount is paid in the end of the term, 26 June 2021.

On the 28th of June 2021, the Company’s subsidiary purchased a property which consist of 2720m2 land and building 1760m2. Since the intention was to settle the property prior to 30 June 2021as per the Sale & Purchase Contract, the liability of the loan had to be recognised, even though the agreement date of the loans for this property is on 6 August 2021 and 1 September 2021.This transaction is an adjusting event for the balance sheet at June 30, 2021. The Company’s subsidiary obtained on 6 August 2021 a mortgage loan of $ 1,746,920 (AUD 2,380,000) from private lender COE Property Group Pty Ltd to assist the Company to buy the property of the business place. This loan is divided in two tranches. The term of the loan is one year from the commencement date for the first tranche in the amount of $ 1,490,020 (AUD 2,030,000), the interest rate is 9% per annum and for the second tranche in the amount of $ 256,900 (AUD 350,000), the term of the loan is 4 months from the commencement date and the interest rate is 36% per annum. Monthly payments are compound just from interest in the amount of $ 11,175 (AUD 15,225) for first tranche and interest in the amount of $ 7,707 (AUD 10,500) for the second tranche. The loan is secured under the Company’s present and future property of any kind, including all personal property. The principal amount will be paid in the end of the term, 6 December 2021 for second tranche and 5 August 2022 for first tranche.

The Company’s subsidiary obtained on 1 September 2021 a mortgage loan of $ 257,915 (AUD 350,000) from private lender RDS Superannuation Pty Ltd as Trustee for The Ron Bruce Motor Trimmers Pty Ltd to assist the Company to buy the property of the business place. The term of the loan is two months from the commencement date, and the interest rate is 18% per annum. Monthly payments are compound just from interest in the amount of $ 3,869 (AUD 5,250). The loan is secured under the Company’s present and future property of any kind, including all personal property. The principal amount will be paid in the end of the term, 1 November 2021.

As of June 30, 2021 and September 30, 2020 the Company had outstanding balances of $ 2,046,477 and $471,327 related to the mortgage loan.

For the 9 months ended June 30, 2021 and 2020 the interest expenses were $ 38,704 and 25,826, respectively.

NOTE 8 – FINANCE LEASE PAYABLE

Current finance lease:	June 30, 2021	September 30, 2020
Finance lease payable	$8,188	-
Total current finance lease	$8,188	$-

Non-current finance lease:
Finance lease payable	19,669	-
Total non-current finance lease:	$19,669	$-
Total finance lease	$27,857	$-

On the 28th of October 2020, the Company’s subsidiary obtained a Finance Lease for vehicle in the amount of $34,167 (AUD 44,880) from Australian Alliance Automotive Finance Pty Limited to assist the Company to meet its operating activities. The term of the loan is 4 years from the commencement date, and the interest rate is 5.03% for the term. As of June 30, 2021, the Company had outstanding balances of $27,857 related to the Finance Lease.

Finance lease activity is included in property and equipment, net.

NOTE 9 – CONCENTRATION

For the nine months ended June 30, 2021, the Company had two major customers who represented 8.8% and 6.5% of total revenue, respectively. At June 30, 2021 and September 30, 2020, one major customer has paid and the other major customer represented approximately 27% and 0% of total accounts receivable, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in the consolidated financial statements are as follows:

Name	Relationship
Anvia Holdings Corporation (“Anvia”)	Anvia was a shareholder of the Company
Rural Asset Management Services, Inc. (“Rural”)	One of major shareholder of Rayont Inc
Natural Health & Education Pty Ltd (“NHE”)	Entity under the same beneficial owner, Rural’s Asset Shareholder
THF International HK Ltd. (“THF HK”)	Entity under the same beneficial owner, Rural’s Asset Shareholder
Edunation Pty Ltd	Entity under the same beneficial owner/ common directors
Exit Solutions Pty Ltd	Entity under the same beneficial owner/ common directors
Zenio Management Pty Ltd	Entity under the same beneficial owner/ common directors
Blue Pacific Academy	Entity under the same beneficial owner/ common directors
World Green Capital Ltd	Entity under the same beneficial owner/ common directors
Taleo Holdings (L) Ltd	Entity under the same beneficial owner/ common directors
Egnitus International (L)	Entity under the same beneficial owner/ common directors
Anvia (Australia) Pty Ltd	Entity under the same beneficial owner/ common directors
Shareholders of Prema Life Pty Ltd and GGLG	Entities under the same beneficial owner/ common directors
TheAlikasa (Australia) Pty Ltd	Common director / shareholder of the Company

Amount due from related parties

	June 30, 2021	September 30, 2020
Anvia (Australia) Pty Ltd	$-	$173,679
Anvia Holdings Corporation	-	$93,000
Rural Asset Management Services	11,881	$91,823
Zenio Management Pty Ltd	-	13,569
Due from Blue Pacific Academy	4,000	-
Total	$15,881	$372,071

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

As of June 30, 2021 and September 30, 2020, Rayont International (L) had loans receivable of $11,881 and $91,823 from Rural. On June 30, 2020, the company agreed to grant a loan to the Rural for the amount of $91,823. The loan bears no interest rate and receivable on demands. Due to the short maturity of the loan, the Company had a current loans receivable of $91,823 as of September 30, 2020. The Company made a three-party agreement on December 31, 2020 between its subsidiary Rayont International (L), Rayont Inc and Rural in order to eliminate the loans from /to Rural and there is no need for money to move around. The remaining balance of $11,881 will be received on demands.

As of June 30, 2021 and September 30, 2020, Prema Life had loans receivable of $nil and $13,569, respectively from Zenio Management Pty Ltd. The loans receivable was non-interest bearing and due upon request. The loan is paid.

As of June 30, 2021 and September 30, 2020, Rayont International had loans receivable of $4,000 and $nil from Blue Pacific Academy. The loans receivable was non-interest bearing and due upon request.

Amounts due to related parties

As of June 30, 2021 and September 30, 2020, the Company had amount due to related parties as follows:

	June 30, 2021	September 30, 2020
Edunation Pty Ltd	$-	$-
Exit Solutions Pty Ltd	-	23,424
Zenio Management Pty Ltd	-	108,905
Egnitus International (L)	-	1,800
NHE	-	1,846,990
THF HK	-	200,000
Rural Asset Management Services	-	79,942
Anvia (Australia) Pty Ltd	-	18,371
TheAlikasa (Australia) Pty Ltd	-	1,011,873
Accounting Business Solutions Pty Ltd	1,133	-
Director’s loan	386,105	16,687
Total	$387,238	$3,307,990

On December 23, 2020, the company acquired Prema Life and GGLG from TheAlikasa (Australia) Pty Ltd and since it’s a common control situation effect of acquisition was given from September 30, 2019 financial statement. Due to that related party is more of $1,011,873 during September 30, 2020, when compared with June 30, 2021 as the acquisition price is paid during the December 2020 – June 30, 2021.

NHE and THF HK transfer the loan amount of $1,800,000 and $200,000 respectively to Taleo Holdings (L) Ltd, the only shareholder of Rayont International (L) Ltd. On December 28, 2020, Taleo Holdings (L) Ltd forgave the $2,000,000, owed to it by the Rayont International (L) Ltd and transfer the shares to Rayont Inc. The amount is recorded as additional paid-in capital.

On December 31, 2021, the former director of the Rayont International (L) Ltd, forgave the $16,364, owed to him by the Company and the resulting gain is recorded as additional paid-in capital. The difference of $323 was paid back to the director.

During 2021 the director has given a loan amount of $386,105. This loan has 3% interest per annum.

Amounts due to related parties were non-interest bearing for most of them and payable on demand. The amounts were used to support its operation, to acquire the exclusive license for registering and commercializing PhotosoftTM technology, to buy two business considered as related party transactions and to buy the property of the Company’s subsidiary. The related party loan as of September 30, 2020 are paid but the related party loans as of June 30, 2021 are payable on demand.

NOTE 11 – STOCK-BASED COMPENSATION

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

The Company did not record the compensation cost for services for the nine months ended June 30, 2021.

In addition, the Company accounts for stock issued for business acquisition using the fair value method. The measurement date of shares issued for acquisition is the grant date.

On September 30, 2020, the Company issued 25,714,286 shares of its common stock to Taleo Holdings (L) Ltd for acquisition of Rayont International (L) Limited at $0.07 per share based on the closing share price on the OTC Markets on September 29, 2020.

The Company relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

NOTE 12 - INCOME TAXES

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

NOTE 13 – OTHER INCOME

Other income generated for the nine months ended June 30, 2021 was attributable to differences between purchase consideration of assets from Workstar Tech (Aust) Pty Ltd and it’s as-is basis value amounted to USD248,336. Whilst, USD188,995.19 arose due to tax incentive/grant obtained in relation to approved research and development activities carried out for Prema Life Pty Ltd. Other incentives amount from Australian Government towards Prema Life Pty Ltd are USD40,696.36 and USD9,420.45 in relation to ATO COVID19 Job Seeker and Cash Flow Boost.

The amount of USD303,253 was attributable to differences between seller and purchase price of the property that GGLG Properties Pty Ltd sold on June 29, 2021.

NOTE 14 - RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The company acquired GGLG Properties Pty Ltd and Prema Life Pty Ltd during December 2020 and didn’t include GGLG Properties Pty Ltd in the consolidated figures of December 31, 2020 as the company was waiting for the approval from Australian government authorities. Since the acquisition is of common control transaction as per ASC805-50, the management decided to do the consolidation for prior years by adopting ASC250-10 guidelines and prepared the restated financial statement for September 30, 2020, enclosed herewith. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement and has adjusted the balances by revising the consolidated balance sheet for the year ended September 30, 2020, income statement for the nine months ended June 30, 2020, cash flow statements for the nine months ended June 30, 2020 included herein.

The restatement for the consolidated balance sheet as of and for the year ended September 30, 2020, income statement for the nine months ended June 30, 2020 and cash flow statement for the nine months ended June 30, 2020:

RAYONT INC. AND SUBSIDIARIES RESTATED CONSOLIDATED BALANCE SHEETS

	September 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$2,811	$193,363	$196,174
Accounts receivable	216,525	143,634	360,159
Inventories	-	454,770	454,770
Loan receivables	184,823	(184,823)	-
Due from related parties	-	372,071	372,071
Other receivables	10,897	5,620	16,517
Total Current Assets	415,056	984,635	1,399,691

Non-Current assets:
Property and equipment, net	844,544	569,432	1,413,976
Intangible assets	2,000,000	-	2,000,000
Other assets	21	-	21
Total Non-Current Assets	2,844,565	569,432	3,413,997

TOTAL ASSETS	$3,259,621	$1,554,067	$4,813,688

LIABILITIES AND STOOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$54,316	$54,316
Accrued liabilities	40,789	334,471	375,260
Due to related parties	2,152,558	1,155,432	3,307,990
Loan payable	-	481,383	481,383
Note payable	143,755	(143,755)	-
Other payables	-	474	474
Total Current Liabilities	2,337,102	1,882,321	4,219,423

Non-Current liabilities:
Loan payable	-	178,533	178,533
Total Non-Current Liabilities	-	178,533	178,533

TOTAL LIABILITIES	2,337,102	2,060,854	4,397,956

COMMITMENTS AND CONTNGENCIES

Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 38,871,818 shares issued and outstanding as of September 30, 2020	38,872	-	38,872
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding	-	-	-
Additional paid-in capital	4,677,704	(381,180)	4,296,524
Accumulated deficit	(3,775,620)	(183,207)	(3,958,827)
Accumulated other comprehensive income	(18,437)	57,600	39,163
TOTAL STOCKHOLDERS’ EQUITY	922,519	(506,787)	415,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,259,621	$1,554,067	$4,813,688

RAYONT INC. AND SUBSIDIARIES RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the nine months ended June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated

Revenue	$-	$1,270,240	$1,270,240
Cost of Revenue	-	(890,696)	(890,696)
Gross profit	-	379,544	379,544

Operating expenses:
Selling, general and administrative expenses	343,141	621,042	964,183
Depreciation and amortization expense	-	134,191	134,191
Total Operating Expenses	343,141	755,233	1,098,374

Operating Loss	(343,141)	(375,689)	(718,830)

Other income/(expense):
Interest income	6,441	-	6,441
Interest expense	(4,120)	(21,706)	(25,826)
Other income, net	3,327	69,271	72,598
Total other income/(expense)	5,648	47,565	53,213

Income before income taxes	(337,493)	(328,124)	(665,617)
Income tax expense	-	-	-
Net loss	$(337,493)	$(328,124)	$(665,617)

Other comprehensive items
Foreign currency translation loss	(3,622)	4,473	851
Total other comprehensive income	(3,622)	4,473	851

Total comprehensive loss	(341,115)	(323,651)	(664,766)
Less: comprehensive income attributable to noncontrolling interest	-	-	-
Comprehensive loss attributable to shareholders of the Company	$(341,115)	$(323,651)	$(664,766)

Weighted average shares, basic and diluted	13,135,554	(152,292)	12,983,262
Net loss per common share, basic and diluted	$(0.03)	$(0.02)	$(0.05)

RAYONT INC. AND SUBSIDIARIES RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated

Operating Activities:
Net loss	$(337,493)	$(328,124)	$(665,617)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Non-cash portion of share based compensation for service	20,000	-	20,000
Depreciation and amortization expense	74,618	59,573	134,191
Bad debt expense	192,094	(192,094)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(12,874)	(12,874)
Inventory	-	130,771	130,771
Accounts payable	-	(29,975)	(29,975)
Accrued liabilities	(10,707)	(43,228)	(53,935)
Other receivables	(2,932)	(64,337)	(67,269)
Other assets	70	(70)	-
Other payable	-	(20,554)	(20,554)
Net cash used in operating activities	(64,350)	(500,912)	(565,262)

Investing Activities:
Disbursements on loans receivable from affiliate	(1,525)	1,525	-
Purchases of property and equipment	-	(7,402)	(7,402)
Net cash used in investing activities	(1,525)	(5,877)	(7,402)

Financing Activities:
Proceeds from related party	25,398	354,455	379,853
Proceeds from loan payable	55,441	181,604	237,045
Adjustement in Additional Paid in Capital	-	12,909	12,909
Net cash provided by financing activities	80,839	548,968	629,807

EFFECT OF EXCHANGE RATE ON CASH	(7,419)	3,906	(3,513)

Net increase / (decrease) in cash and cash equivalents	7,545	(502,883)	53,630
Cash and cash equivalents at beginning of the period	836	201,548	202,384
Cash and cash equivalents at end of the year	$8,381	$(301,335)	$256,014

SUPPLEMENTAL DISCLOSURE:
Interest paid	$4,120	$(4,120)	$-
Income tax paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Forgiveness of debt	$35,071	$-	$35,071

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of June 30, 2021.

NOTE 16 - SUBSEQUENT EVENTS

On September 23, 2021, Rayont (Australia) Pty Ltd entered into a Sale & Purchase Agreement (the “Agreement”) with Kuan Heng Chen and Kuan Ting Chen , the shareholders of AMH Corporate Pty Ltd (“Seller”) for the purchase of a property and building located at 900 Sandgate Road, Clayfield QLD, 4011 Australia (the “Property”) owned by the Shareholder, in exchange for 515,771 shares of the Corporation’s common stock valued at AUD$1,600,000 (USD$1,259,040) (“Purchase Price”). The Corporation’s common stock was valued at US 2.25 per share which is a 20% discount from $2.81 per share which was the average price per share of the Corporations stock on the OTC Markets over the last 30 trading days prior to September 23, 2021.

On July 19, 2021, the Company issued 710,713 shares of common stock to the The AliKasa Pty Ltd for the purchase of the GGLG Properties Pty Ltd, the Corporation’s wholly owned subsidiary, totaling $618,320 on December 23, 2020 in lieu of payment. The Corporation’s common stock was valued at US 0.87 per share which is a 20% discount from the average price per share of the Corporations stock on the OTC Markets over the last 30 trading days prior to December 23, 2020.

The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and they were issued in book entry form with a Rule 144 restrictive legend.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of June 30, 2021 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of formal documents such as invoices and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these significant deficiency materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended June 30, 2021. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of June 30, 2021.

Name	Age	Position Held	Held Office Since
Aleem Sheikh	50	President/CEO and Director	2021
Marshini Thulkanam	45	Chief Financial Officer and Director	2020
Dhurata Toli	45	Secretary	2021
Reyad Fezzani	54	Director	2021
Leilani Latimer	57	Director	2021

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

Mr. Sheikh was previously a Managing Director and Group Chief of Staff at ACWA Power before his appointment in 2016 as a Director to the largest public university in the USA, Arizona State University. He joined ACWA Power in 2014 from Swiss Company, Oerlikon, where he was President and Chairman/CEO of the Solar Company based in China. Prior to this, in 2011 he was Vice President of Strategic Partnerships for BP p.l.c and resided in China for over 10 years. Aleem also led the Board oversight for manufacturing, operations, and development of Solar Panel production facilities at Tata/BP Solar in India. He is a forward thinking and proactive professional executive with a broad range of experience in contributing to the performance of a global company. Aleem began his career at BP in 1997 where he worked in Commercial, Retail, Operations and Marketing in the UK. Following a series of mergers and acquisitions, he became Global Early Integration Director and held offices across the world. He then joined BP HR as Head of Resourcing for the UK/European Regions to bring a business focus to a functional organization. He later moved to China to become Commercial Director and Chief of Staff for BP in Australasia, Asia-Pacific, and the Indian-Subcontinent. In China alone, he helped grow BP to a $5 billion revenue business with over 1,300 employees. He joined BP Alternative Energy in 2008. With over 3,000 employees, the business operated Solar manufacturing plants in the U.S., Europe & AsPac, and developed, constructed, and operated solar and wind farms in the U.S., Europe, India & China. During his tenure, the wind business completed U.S. utility-scale project financing, construction, and operations. The solar business unit completed utility-scale and distributed generation solar project financing, construction, and operations. As well as leading the strategic development of this business, he also acted as Deputy CEO and set up the operations from San Francisco. He was a member of the BP Global Leadership Team & served as Non-Exec Director for companies in the USA, China & India including Tata BP Solar where he also acted as Chairman of the Audit Committee. He later joined Oerlikon Solar before divesting it for approx. CHF0.25 billion. He continues to hold Non-Exec Director/Chairman positions across the world.

Ms. Toli has extensive experience in both government and private sector for over 21 years in financial analyses, accounting, financial controls, reporting and taxation, financial, market risk profiling, trainings. Ms. Toli started her career with NOA in management and risk analysis before managing a branch of BKT Bank. Thereafter, she worked with the Municipality of Tirana as Director of Operations and then with Abkons company on the Trans Adriatic Pipeline as a Financial Consultant. In 2017, Ms. Toli became the Financial Controller and Secretary of a USA public corporation with subsidiaries in Australia and Malaysia, overseeing all aspects of the Company’s accounting functions including planning, executing, controlling, reporting all financial matters and as an active member of the M&A team. In addition, she was the Board Secretary for Corporation. Ms. Toli earned her Master of Science degree in banking from the University of New York Tirana in collaboration with the Institute Universitaire Kurt Bosch in Switzerland and Master’s Degree in Finance and Accounting from Tirana University.She also holds an Approved Accounting Certificate, Real Estate Appraiser and “Six Sigma Quality Improvement Project” for “Loan Assessment and Approval Process Mapping “delivered by IMPACT W.L.L.

Mr. Fezzani has over 30 years of experience in Energy, Finance, and Technology with the majority of his career spent at BP p.l.c. including global roles as the CEO of BP Wind and Solar, and CEO of BP Chemicals. He is currently Chairman and CEO of Regenerate Power, and a Managing Partner of Energy Finance Company LLC. He has served as an Independent Director on the boards and advisory boards of several private technology companies, as well as the Swiss industrial public company - Oerlikon A.G where he was also a member of the Audit Committee. Mr Fezzani is a Chartered Engineer and a Fellow of the Institute of Chemical Engineers, the Energy Institute, and the Institute of Materials, Minerals & Mining. He holds a Master’s Degree (MEng) in Chemical Engineering and Chemical Technology from Imperial College, London.

Ms. Latimer is a go-to-market executive and board director with a track record of growing B2B, SaaS, enterprise software companies - public, pre-IPO and start-ups. Ms. Latimer is currently an Independent Director at Black Diamond Group (TSE: BDI) and a Growth Advisor at WellKom International. Her board experience includes participation on Executive, Nominating and Governance committees. Mrs. Latimer is the Chief Commercial & Marketing Officer at Fair Trade USA, and leads the organization’s commercial transformation efforts and all marketing and commercial functions. Previously, Mrs. Latimer was the Chief Marketing & Commercial Operations Officer at Earlens, a privately held medical technology company. Prior to Earlens, she led Global Marketing, Partnerships & Commercial Operations for Zephyr Health, a cloud-based data and analytics company (SaaS) serving the life sciences industry. Mrs. Latimer holds a BA from UC San Diego, a certificate in Management for International Executives from UC Riverside and a certificate in Sustainable Management from Presidio Graduate School.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Management Compensation

Name and Fiscal Years Ended June 30, 2021, 2020 and 2019	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Marshini Thulkanam (1) FY 2020	-	8,000	-	-	-	-	8,000
Aleem Sheikh(2)	-		-	-	-	-	-
Dhurata Toli (3)	-	-	-	-	-	-	-
Reyad Fezzani (4)
Leilani Latimer (5)	-	-	-	-	-	-	-
Greg Jackson FY 2019 (6)	-	4,000	-	-	-	-	4,000
Chin Kha Foo(7) FY 2019	-	-	-	-	-	-	-

(1)	Ms. Thulkanam resigned as CEO, President and Secretary on March 25, 2021
(2)	Mr. Sheikh was appointed as President, CEO and Director on March 25, 2021
(3)	Ms. Toli was appointed as Secretary on March 25, 2021
(4)	Mr. Fezzani was appointed as Director on March 12, 2021
(5)	Ms. Latimer was appointed as Director on April 22, 2021
(6)	Mr. Jackson was appointed a Director, CEO, President, CFO and Secretary on August 9, 2019 and resigned on March 31, 2020
(7)	Mr. Foo was appointed a Director and President/CEO/CFO on July 2, 2017 and resigned on August 9, 2019

Compensation of Directors

Each Director that is not an officer is reimbursed the reasonable out-of-pocket expenses in connection with their travel to attend meetings of the Board of Directors. No payments were made to our current directors for the fiscal years ended 2021, 2020 and 2019.

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

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock that are shown as beneficially owned by them. In computing the number of shares of Common Stock owned by a person and the percentage ownership of that person, any such shares subject to options and warrants held by that person that are exercisable as of the Record Date or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person. The percent of class is based on 46,783,369 shares of common stock issued and outstanding as of June 30, 2021. Unless otherwise indicated, the mailing address of each officer and director is c/o Rayont Inc., 228 Hamilton Avenue, 3rd Floor, Palo Alto, California 94301

Officers and Directors	Shares of Common stock	Percentage

Marshini Thulkanam	100,000	0.214%
Aleem Sheikh	150,000	0.321%
Dhurata Toli	200,000	0.428%
Reyad Fezzani	150,000	0.321%
Leilani Latimer	-	-

All Officers and Directors as a Group (5)	600,000	1.284%

More than 5% Beneficial Owners:

Rural Asset Management Services, Inc. (1)	5,132,000	10.970%

NHE Pty Ltd (2)	3,000,000	6.413%

Taleo Holdings (L) LTD (3)	22,285,079	47.635%

(1)	The principal owner of Rural Asset Management Services, Inc is Si Jing Yi and its address is Kensington Gardens, No. U1317 Lot 7616, Jalan Jumider, Federal Territory, Malaysia.
(2)	The principal owner of NHE Pty Ltd is Boualem Boashash and its address is 40 Rawnsley Street, Dutton Park QLD 4102 Australia.
(3)	The principal owner of Taleo Holdings (L) LTD is Ali Kasa and its address is 366 Nursery Road, Holland Park, 4121 QLD, Australia.

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

Audit Committee

We do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The related parties of the Company with whom transactions are reported in the consolidated financial statements are as follows:

Name	Relationship
Anvia Holdings Corporation (“Anvia”)	Anvia was a shareholder of the Company
Rural Asset Management Services, Inc. (“Rural”)	One of major shareholder of Rayont Inc
Natural Health & Education Pty Ltd (“NHE”)	Entity under the same beneficial owner, Rural’s Asset Shareholder
THF International HK Ltd. (“THF HK”)	Entity under the same beneficial owner, Rural’s Asset Shareholder
Edunation Pty Ltd	Entity under the same beneficial owner/ common directors
Exit Solutions Pty Ltd	Entity under the same beneficial owner/ common directors
Zenio Management Pty Ltd	Entity under the same beneficial owner/ common directors
Blue Pacific Academy	Entity under the same beneficial owner/ common directors
World Green Capital Ltd	Entity under the same beneficial owner/ common directors
Taleo Holdings (L) Ltd	Entity under the same beneficial owner/ common directors
Egnitus International (L)	Entity under the same beneficial owner/ common directors
Anvia (Australia) Pty Ltd	Entity under the same beneficial owner/ common directors
Shareholders of Prema Life Pty Ltd and GGLG	Entities under the same beneficial owner/ common directors
TheAlikasa (Australia) Pty Ltd	Common director / shareholder of the Company

Amount due from related parties

	June 30, 2021	September 30, 2020
Anvia (Australia) Pty Ltd	$-	$173,679
Anvia Holdings Corporation	-	$93,000
Rural Asset Management Services	11,881	$91,823
Zenio Management Pty Ltd	-	13,569
Due from Blue Pacific Academy	4,000	-
Total	$15,881	$372,071

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

As of June 30, 2021 and September 30, 2020, Rayont International (L) had loans receivable of $11,881 and $91,823 from Rural. On June 30, 2020, the Company agreed to grant a loan to the Rural for the amount of $91,823. The loan bears no interest rate and receivable on demands. Due to the short maturity of the loan, the Company had a current loans receivable of $91,823 as of September 30, 2020. The Company made a three-party agreement on December 31, 2020 between its subsidiary Rayont International (L), Rayont Inc and Rural in order to eliminate the loans from /to Rural and there is no need for money to move around. The remaining balance of $11,881 will be received on demands.

As of June 30, 2021 and September 30, 2020, Prema Life had loans receivable of $nil and $13,569, respectively from Zenio Management Pty Ltd. The loans receivable was non-interest bearing and due upon request. The loan is paid.

As of June 30, 2021 and September 30, 2020, Rayont International had loans receivable of $4,000 and $nil from Blue Pacific Academy. The loans receivable was non-interest bearing and due upon request.

Amounts due to related parties

As of June 30, 2021 and September 30, 2020, the Company had amount due to related parties as follows:

	June 30, 2021	September 30, 2020
Edunation Pty Ltd	$-	$-
Exit Solutions Pty Ltd	-	23,424
Zenio Management Pty Ltd	-	108,905
Egnitus International (L)	-	1,800
NHE	-	1,846,990
THF HK	-	200,000
Rural Asset Management Services	-	79,942
Anvia (Australia) Pty Ltd	-	18,371
TheAlikasa (Australia) Pty Ltd	-	1,011,873
Accounting Business Solutions Pty Ltd	1,133	-
Director’s loan	386,105	16,687
Total	$387,238	$3,307,990

On December 23, 2020, the company acquired Prema Life and GGLG from TheAlikasa (Australia) Pty Ltd and since it’s a common control situation effect of acquisition was given from September 30, 2019 financial statement. Due to that related party is more of $1,011,873 during September 30, 2020, when compared with June 30, 2021 as the acquisition price is paid during the December 2020 – June 30, 2021.

NHE and THF HK transfer the loan amount of $1,800,000 and $200,000 respectively to Taleo Holdings (L) Ltd, the only shareholder of Rayont International (L) Ltd. On December 28, 2020, Taleo Holdings (L) Ltd forgave the $2,000,000, owed to it by the Rayont International (L) Ltd and transfer the shares to Rayont Inc. The amount is recorded as additional paid-in capital.

On December 31, 2021, the former director of the Rayont International (L) Ltd, forgave the $16,364, owed to him by the Company and the resulting gain is recorded as additional paid-in capital. The difference of $323 was paid back to the director.

During 2021 the director has given a loan amount of $386,105. This loan has 3% interest per annum.

Amounts due to related parties were non-interest bearing for most of them and payable on demand. The amounts were used to support its operation, to acquire the exclusive license for registering and commercializing PhotosoftTM technology, to buy two businesses considered as related party transactions and to buy the property of the Company’s subsidiary. The related party loan as of September 30, 2020 are paid but the related party loans as of June 30, 2021 are payable on demand.

Director Independence

Our board of directors has determined that we have two board members that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Our Common Stock is traded on the OTC Pink Limited under the symbol “RAYT”. The OTC Bulletin Board electronic trading platform does not maintain any standards regarding the “independence” of the directors for our Board and we do not believe we are subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have any and/or a majority of our directors be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Total Asia Associates Plt was our independent auditor for the fiscal years ended September, 2019. JP Centurion & Partners Plt is our current independent auditor for the fiscal year ended on June 30, 2021 and September 30, 2020.

The following table shows the fees paid or accrued by us for the audit and other services provided by, Total Asia Associates Plt and JP Centurion & Partners Plt, our auditors for the 9 months ended June 30, 2021 and June 30, 2020, respectively.

	2021	2020

Audit Fees (i)	$46,850	$6,350
Audit-Related Fees (ii)	-	-
Tax Fees (iii)	-	-
All Other Fees (iv)	-	-
Total	$46,850	$6,350

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

RAYONT INC.

Date: October 15, 2021	By:	/s/ Aleem Sheikh
Aleem Sheikh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Aleem Sheikh	Principal Executive Officer & Director
Aleem Sheikh		October 15, 2021

/s/ Marshini Thulkanam,	Principal Accounting Officer & Director
Marshini Thulkanam		October 15, 2021

EXHIBIT INDEX

Number	Description

10.1	On January 22, 2019, the Company entered into and closed an Acquisition Agreement with THF Holdings Pty Ltd., an Australian corporation (“THF”)
10.2	On September 30, 2020, pursuant to an Acquisition Agreement, Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of Rayont International (L) Limited, a Malaysian company.
10.3	Assets Purchase Agreement with Workstar Tech (Aust) Pty Ltd
10.4	On December 23, 2020, pursuant to an Acquisition Agreement, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of Prema Life Pty Ltd, an Australian company (“Prema Life”)
10.5	On December 23, 2020, pursuant to an Acquisition Agreement, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of GGLG Properties Pty LTD, an Australian company (“GGLG”)
10.6	On March 12, 2021, in the best interests of the Company, the Board appointed Reyad Fezzani to be a Chairman of the Board of Directors of the Company.
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President, Chief Executive Officer and Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

