Form 10-Q
period 2021-09-30
RAYONT INC.
filed 2021-11-15
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

SEC File No. 000-56020

RAYONT INC.
(Exact name of registrant as specified in its charter)

Nevada	27-5159463
(State or other jurisdiction	(IRS I.D.)
of incorporation or organization)

228 Hamilton Avenue, 3rd Floor, Palo Alto, California, 94301
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

As of November 15, 2021, there were 48,026,467 shares issued and outstanding of the registrant’s common stock.

2

RAYONT INC. AND SUBSIDIARY

Unaudited Consolidated Financial Statements

For the three months ended SEPTEMBER 30, 2021 and 2020

RAYONT INC. AND Subsidiaries

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2021	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalent	$84,464	$243,610
Accounts receivable	616,778	534,525
Inventories	469,412	500,165
Prepaid expense	27,223	23,933
Due from related parties	27,808	15,881
Other receivables	260,238	453,250
Total Current Assets	1,485,923	1,771,364

Non-Current assets:
Property and equipment, net	4,257,573	3,140,757
Intangible assets	2,144,524	2,245,231
Total Non-Current Assets	6,402,097	5,385,988

TOTAL ASSETS	$7,888,020	$7,157,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166,930	$99,615
Accrued liabilities	464,896	472,021
Due to related parties	364,807	387,238
Loan payable	1,984,693	2,051,554
Finance lease payable	7,863	8,188
Other payables	156,126	209,712
Total Current Liabilities	3,145,315	3,228,328

Non-Current liabilities:
Finance lease payable	17,075	19,669
Loan payable	175,806	182,329
Total Non-Current Liabilities	192,881	201,998

TOTAL LIABILITIES	$3,338,196	$3,430,326

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 48,009,853 and 46,783,369 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	$48,010	$46,784
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding	-	-
Additional paid-in capital	8,772,332	6,996,198
Shares to be issued	-	618,320
Accumulated deficit	(4,179,513)	(3,912,404)
Accumulated other comprehensive loss	(91,005)	(21,872)
TOTAL STOCKHOLDERS’ EQUITY	4,549,824	3,727,026

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,888,020	$7,157,352

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Unaudited)

		Restated
	For the three months ended September 30, 2021	For the three months ended September 30, 2020
		(unaudited)
Revenue	$687,523	$713,898
Cost of Revenue	(329,350)	(248,337)
Gross profit	358,173	465,561

Operating expenses:
Selling, general and administrative expenses	452,682	279,319
Depreciation and amortization expense	125,309	33,161
Total Operating Expenses	577,991	312,480

Operating (Loss) / Profit	(219,818)	153,081

Other (expense) / income:
Interest income	-	3,711
Interest expense	(47,291)	(11,291)
Other income, net	-	159,357
Total other (expense) / income	(47,291)	151,777

(Loss) / Income before income taxes	(267,109)	304,858
Income tax expense	-	-
Net (loss) / income	$(267,109)	$304,858

Other comprehensive items
Foreign currency translation (loss) / gain	(69,133)	63,978
Total other comprehensive (loss) / gain	(69,133)	63,978

Total comprehensive (loss) / income	(336,242)	368,836
Less: comprehensive income attributable to noncontrolling interest	-	-
Total Comprehensive (loss) / income attributable to shareholders of the Company	$(336,242)	$368,836

Weighted average shares, basic and diluted	47,401,998	13,157,532
Net (loss) /earnings per common share, basic and diluted	$(0.01)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional	Shares		Other
	Common Stock		Paid-In	To Be	Accumulated	Comprehensive
	Shares	Amount	Capital	Issued	Deficit	Income / (Loss)	Total

Balance as of September 30, 2019	12,907,532	$12,908	$4,202,345	$-	(3,598,068)	$(25,666)	$591,519
							-
Issuance of common stock for services	250,000	250	19,750	-	-	-	20,000
Business acquisition of a subsidiary under common control	25,714,286	25,714	48,670	-	-	-	74,384
Adjustments to additional paid in capital from acquisitions	-	-	(9,312)	-	-	-	(9,312)
Debt forgiveness	-	-	35,071	-	-	-	35,071
Net loss	-	-	-	-	(360,759)	-	(360,759)
Foreign currency translation gain	-	-	-	-	-	64,829	64,829

Balance as of September 30, 2020	38,871,818	38,872	4,296,524	-	(3,958,827)	39,163	415,732

Balance as of September 30, 2020	38,871,818	38,872	4,296,524	-	(3,958,827)	39,163	415,732
Common Stock issued for cash	7,911,551	7,912	694,076	-	-	-	701,988
Stock to be issued for business acquisition of a subsidiary under common control	-	-	-	618,320	-	-	618,320
Adjustments to additional paid in capital from acquisitions	-	-	(10,765)	-	-	-	(10,765)
Debt forgiveness	-	-	2,016,363	-	-	-	2,016,363
Foreign currency translation loss	-	-	-	-	-	(61,035)	(61,035)
Net income	-	-	-	-	46,424	-	46,424

Balance as of June 30, 2021	46,783,369	46,784	6,996,198	618,320	(3,912,404)	(21,872)	3,727,026

Balance as of June 30, 2021	46,783,369	46,784	6,996,198	618,320	(3,912,404)	(21,872)	3,727,026
Common Stock issued for cash	-	-	-	-	-	-	-
Stock issued for business acquisition of a subsidiary under common control	710,713	710	617,610	(618,320)	-	-	-
Stock issued for acquisition of a property	515,771	516	1,158,524	-	-	-	1,159,040
Foreign currency translation loss	-	-	-	-	-	(69,133)	(69,133)
Net loss	-	-	-	-	(267,109)	-	(267,109)
							-
Balance as of September 30, 2021	48,009,853	48,010	8,772,332		(4,179,513)	(91,005)	4,549,824

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Restated
	For the three months ended September 30, 2021	For the three months ended September 30, 2020
		(unaudited)
Operating Activities:
Net (loss) / income	$(267,109)	$304,858
Adjustments to reconcile net income /(loss) to net cash provided by operating activities:
Depreciation and amortization expense	125,309	33,161
Changes in operating assets and liabilities:
Accounts receivable	(102,986)	(172,448)
Inventory	13,061	(117,055)
Accounts payable	72,003	(47,586)
Accrued liabilities	7,291	47,209
Prepaid expense	(4,073)	-
Other assets	(4,874)	-
Other receivables	185,692	56,581
Other payable	64,794	(6,957)
Net cash provided by operating activities	89,108	97,763

Investing Activities:
Cash from acquisition	-	1,082
Purchases of intangible assets	(111,609)	-
Purchases of property and equipment	(113,624)	(4,925)
Net cash used in investing activities	(225,233)	(3,843)

Financing Activities:
Repayment to related party	(20,827)	(342,978)
Proceeds from loan payable	4,693	206,954
Adjustment in additional paid in capital	-	(22,256)
Net cash used in financing activities	(16,134)	(158,280)

EFFECT OF EXCHANGE RATE ON CASH	(6,887)	4,520

Net decrease in cash and cash equivalents	(159,146)	(59,840)
Cash and cash equivalents at beginning of the period	243,610	256,014
Cash and cash equivalents at end of the period	$84,464	$196,174

SUPPLEMENTAL DISCLOSURE:
Interest paid	$1,598	$11,291
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for Business acquisitions	$618,320	$1,800,000
Issuance of common stock for acquisition of a property	$1,159,040	$-

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

On December 29, 2020, the Company incorporated Rayont Malaysia Sdn Bhd with a paid-up capital of $25 and on December 31, 2020 was incorporated Rayont Technologies (M) Sdn Bhd with a paid-up capital of $25 from Rayont Malaysia Sdn Bhd to carry out its business activities in Malaysia. On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD 105,000.00. These assets include software for remote learning, customer contracts, digital content. These assets will operate in Malaysia under Workstar trademark and operation shall be integrated with Rayont Technologies Australia to drive efficiency and scale of digital assets operations.

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

There were two transactions worth noting that occurred before 30 June 2021, namely GGLG Properties Pty Ltd disposed of 11 Aldinga Street Brendale QLD 4500 for USD693,403 for the land, and assets were sold for USD201,649. Premalife Pty Ltd subsequently purchased a new, more suitable building located at 32 French Avenue, Brendale QLD 4500 for USD2,304,330 excluding GST. In addition, Rayont (Australia) Pty Ltd purchased a new property on 23 September 2021 located at 900 Sandgate Road, Clayfield QLD, 4011, Australia for USD1,159,040 excluding GST. The acquisitions of those real estate assets into the Company have further strengthened the Group.

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

As of September 30, 2021, the company group structure consisted of the following companies:

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K/T for the year ended June 30, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K/T for the year ended June 30, 2021, have been omitted.

Use of Estimates

The preparation of our consolidated financial statements and accompanying notes in conformity with GAAP requires us to make certain estimates and assumptions. Actual results could differ from those estimates.

Going Concern

The Company had a net loss of $267,109 for the three months ended September 30, 2021. The accumulated loss of the Company is $4,179,513 as of September 30, 2021. The Company demonstrates adverse conditions that raise substantial the Company’s ability to continue as a going concern. These adverse conditions are recurring operating losses, accumulated deficit and other adverse key financial ratios.

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

There is one customer who accounted for 10% or more of the Company’s sales and accounts receivable for the three months ended September 30, 2021 and 2020, respectively, which is explained in Note 10.

There is no supplier who accounted for 10% or more of the Company’s cost of sales for the three months ended September 30, 2021 and 2020, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of September 30, 2021 and June 30, 2021, the Company’s notes payable has stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and June 30, 2021, the Company had cash in bank of $84,464 and $243,610, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable recorded by the Company are customer obligations due under normal trade terms. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary. Management reviews the composition of accounts receivable and analyses the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. Uncollectible account balances are written off when management determines the probability of collection is remote. The allowance for doubtful accounts was nil as of September 30, 2021 and June 30, 2021.

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

Intangible assets

Intangible assets are recognized and measured at cost upon acquisition and consist of the Company’s exclusive license with various useful life.

As of September 30, 2021 and June 30, 2021, the Company had various useful life intangible assets of $2,144,524 and $2,245,231 respectively associated with Rayont International’s exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. The other tangible assets are associated with trademark, website, software that Rayont Technologies Pty Ltd entered into an agreement on October 15, 2020 to purchase the assets of Workstar Tech (Aust) Pty Ltd.

In addition, on February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase intangible assets include software for remote learning, customer contracts and digital content.

For other intangible assets, company determined the useful life of the asset as 10 years and it’s amortized based on the useful life.

The Company tests for indefinite lived intangibles impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles at June 30, 2021, and determined there was no impairment of indefinite lived intangibles.

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

Earnings / (Loss) Earnings Per Share

Basic earnings per share is computed by dividing net income / (loss) attribute to stockholders of common stock by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing net income / (loss) by the weighted average number of common shares outstanding plus equivalent shares.

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible notes and preferred stock when the effect would be dilutive. The Company only issued common stock and does not have any potentially dilutive instrument as of September 30, 2021 and September 30, 2020.

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s Australian subsidiaries maintain their books and record in a local currency, Australian Dollars (“AUD”), which is functional currency as being the primary currency of the economic environment in which the entity operates. The Company’s Malaysian subsidiaries maintain their books and record in US$.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	Average Rate for the three months ended September 30,
	2021		2020
Australian dollar (AUD)	AUD	1.3619	AUD	1.3989
United States dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	September 30, 2021		June 30, 2021
Australian dollar (AUD)	AUD	1.3835	AUD	1.3340
United States dollar ($)		$1.0000		$1.0000

Recent Accounting Pronouncements

Management believes none of the recently issued accounting pronouncements will have a material impact on the consolidated financial statements.

NOTE 3 – INVENTORIES

As of September 30, 2021 and June 30, 2021, inventories were composed of the following:

	September 30, 2021	June 30, 2021
Raw materials	$185,076	$190,533
Working in progress	$89,585	$93,147
Finished goods	$194,751	$216,485
Total inventories	$469,412	$500,165

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2021 and June 30, 2021, property and equipment consisted of the following:

	September 30, 2021	June 30, 2021
Land	$1,228,027	$1,273,595
Building	2,150,344	1,030,735
Leasehold improvements	101,800	-
Laser equipment	1,255,487	1,302,073
Vehicle	28,728	29,794
Computer equipment	17,859	18,248
Total	4,782,244	3,654,445
Less: accumulated depreciation	(524,671)	(513,688)
Total property and equipment, net	$4,257,573	$3,140,757

On June 30, 2018, the Company purchased computers in the amount of $7,378.

On January 22, 2019, the Company’s subsidiary, Rayont (Australia) Ptl. Ltd, purchased the cancer treatment equipment for USD 1,239,008 (AUD1,736,966).

On the 26th of June 2020, the Company’s subsidiary, GGLG Properties Pty Ltd, purchased a property located at 11 Aldinga Street Brendale QLD 4500, Australia for USD472,135 (AUD686,814). GGLG Properties Pty Ltd disposed this property on June 29, 2021 for USD693,403.

On October 15, 2020, the Company entered into an agreement to purchase the assets of Workstar Tech (Aust) Pty Ltd, from an individual towards purchase of fair value of USD476,594.32 (AUD632,393) for purchase consideration of USD228,258.35 (AUD302,876). The company considered the gain on purchase of assets as an income in fiscal year ended June 30, 2021.

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

On the 28th of June 2021, the Company’s subsidiary, Premalife Pty Ltd, purchased a property which consist of 2720m2 land and 1760m2 building located at 32 French Avenue, Brendale QLD 4500, Australia for a total amount of USD2,304,330 excluding GST. The land cost is $1,273,595 and the building cost is $1,030,735.

On the 23rd of September 2021, the Company’s subsidiary, Rayont (Australia) Pty Ltd, purchased a new property located at 900 Sandgate Road, Clayfield QLD, 4011, Australia for USD1,159,040 excluding GST.

For the three months ended September 30, 2021 and 2020, the depreciation expenses were $39,820 and $33,161, respectively.

NOTE 5 – INTANGIBLE ASSETS

On October 15, 2020, the Company entered into an agreement to purchase the assets of Workstar Tech (Aust) Pty Ltd, from an individual towards purchase of fair value of USD476,594.32 (AUD632,393) for purchase consideration of USD228,258.35 (AUD302,876). The company considered the gain on purchase of assets as an income in fiscal year ended June 30, 2021.

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

The license has only remaining life of 7 years and it is amortized for the three months ended September 30, 2021.

As of September 30, 2021 and June 30, 2021, intangible assets, consisted of the following:

	September 30, 2021	June 30, 2021
Exclusive license for registering and commercializing PhotosoftTM technology	$2,000,000	$2,000,000
Trademark, website, software	$551,616	$568,188
Total	2,551,615	2,568,188
Less: accumulated amortization	(407,092)	(322,957)
Total intangible assets, net	$2,144,524	$2,245,231

For the three months ended September 30, 2021 and 2020, the amortization expenses were $85,490 and $0, respectively.

NOTE 6 – LOANS PAYABLE

As of September 30, 2021 and June 30, 2021, loans payable, consisted of the following:

Current loan payable:	September 30, 2021	June 30, 2021
Mortgage loan	1,979,798	2,046,477
COVID-19 loan	4,896	5,077
Total current loan payable	$1,984,693	$2,051,554

Non-current loan payable:
COVID-19 loan	175,806	182,329
Total non-current loan payable:	$175,806	$182,329
Total loan payable	$2,160,499	$2,233,883

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

On the 28th of June 2021, the Company’s subsidiary purchased a property which consist of 2720m2 land and building 1760m2. Since the intention was to settle the property prior to 30 June 2021as per the Sale & Purchase Contract, the liability of the loan had to be recognized, even though the agreement date of the loans for this property is on 6 August 2021 and 1 September 2021.This transaction is an adjusting event for the balance sheet at June 30, 2021. The Company’s subsidiary obtained on 6 August 2021 a mortgage loan of $ 1,746,920 (AUD 2,380,000) from private lender COE Property Group Pty Ltd to assist the Company to buy the property of the business place. This loan is divided in two tranches. The term of the loan is one year from the commencement date for the first tranche in the amount of $ 1,490,020 (AUD 2,030,000), the interest rate is 9% per annum and for the second tranche in the amount of $ 256,900 (AUD 350,000), the term of the loan is 4 months from the commencement date and the interest rate is 36% per annum. Monthly payments are compound just from interest in the amount of $ 11,175 (AUD 15,225) for first tranche and interest in the amount of $ 7,707 (AUD 10,500) for the second tranche. The loan is secured under the Company’s present and future property of any kind, including all personal property. The principal amount will be paid in the end of the term, 6 December 2021 for second tranche and 5 August 2022 for first tranche.

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

As of September 30, 2021 and June 30, 2021 the Company had outstanding balances of $1,979,798 and $2,046,477 related to the mortgage loan.

COVID-19 loan

On the 29th of June 2020, the Company’s subsidiary obtained a COVID-19 loan of $ 171,729 (AUD 250,000) from Queensland Rural and Industry Development Authority (QRIDA) to assist the Company to meet its working capital expenses. The term of the loan is 10 years from the commencement date, and the interest rate is 0% for the first 12 months from the commencement date and then 2.5% from the remainder of the term. The Company’s subsidiary has an Interest Only Period beginning 12 months after the Commencement Date and ending 36 months from the Commencement Date. The loan is secured under the Company’s present and future property of any kind, including all personal property. As of September 30, 2021 and June 30, 2021, the Company had outstanding balances of $180,702 and $187,406, respectively related to the COVID-19 loan.

For the 3 months ended September 30, 2021 and 2020 the interest expenses were $14,781 and $11,291, respectively.

NOTE 7 – FINANCE LEASE PAYABLE

Current finance lease:	September 30, 2021	June 30, 2021
Finance lease for vehicle	$7,863	$8,188
Total current finance lease	$7,863	$8,188

Non-current finance lease:
Finance lease for vehicle	17,075	19,669
Total non-current finance lease:	$17,075	$19,669
Total finance lease	$24,938	$27,857

On the 28th of October 2020, the Company’s subsidiary obtained a Finance Lease for vehicle in the amount of $34,167 (AUD 44,880) from Australian Alliance Automotive Finance Pty Limited to assist the Company to meet its operating activities. The term of the loan is 4 years from the commencement date, and the interest rate is 5.03% for the term. As of September 30, 2021, the Company had outstanding balances of $24,938 related to the Finance Lease.

Finance lease activity is included in property and equipment, net.

NOTE 8 – CONCENTRATION

For the three months ended September 30, 2021, the Company had one major customer who represented 25% of total revenue. At September 30, 2021 and June 30, 2021, this major customer represented approximately 27% and 0% of total accounts receivable, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Capital Stock Issued

On July 17, 2021, the Company issued 710,713 shares of common stock to the The AliKasa Pty Ltd for the purchase of the GGLG, the Corporation’s wholly owned subsidiary, totaling $618,320.

On September 23, 2021, the Company issued 515,771 shares of common stock to the AMH Corporate Pty Ltd for the purchase of a property and building located at 900 Sandgate Road, Clayfield QLD, 4011 Australia from Rayont (Australia) Pty Ltd, the Corporation’s wholly owned subsidiary, totaling $1,159,040.

Capital Stock Authorized

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2021 and June 30, 2021, the outstanding shares of common stock were 48,009,853 and 46,783,369, respectively.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Series A Preferred Stock with a par value of $0.001 per share. There are not preferred shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in the consolidated financial statements are as follows:

Name	Relationship
Rural Asset Management Services, Inc. (“Rural”)	One of major shareholder of Rayont Inc

Natural Health & Education Pty Ltd (“NHE”)	Entity under the same beneficial owner, Rural’s Asset Shareholder

Abrar Investments Pty Ltd	Shareholder of Rayont Inc

Exit Solutions Pty Ltd	Entity under the same beneficial owner/ common directors

Zenio Management Pty Ltd	Entity under the same beneficial owner/ common directors

Blue Pacific Academy	Entity under the same beneficial owner/ common directors

Accounting Business Solutions Pty Ltd	Common directors

Amount due from related parties

	September 30, 2021	June 30, 2021
Exit Solutions Pty Ltd	$5,060	$-
Zenio Management Pty Ltd	$1,590	-
Rural Asset Management Services	11,881	$11,881
NHE Pty Ltd	2,458	-
Blue Pacific Academy	4,000	$4,000
Abrar Investments Pty Ltd	2,819	-
Total	$27,808	$15,881

As of September 30, 2021 and June 30, 2021, Rayont Technologies Pty Ltd had loans receivable of $5,060 and $nil from Exit Solutions Pty Ltd. The loans receivable was non-interest bearing and due upon request.

As of September 30, 2021 and June 30, 2021, Rayont Technologies Pty Ltd and Rayont (Australia) Pty Ltd had loans receivable of $1,590 and $nil from Zenio Management Pty Ltd. The loans receivable was non-interest bearing and due upon request.

As of September 30, 2021 and June 30, 2021, Rayont International (L) had loans receivable of $11,881 from Rural Asset Management Services. On June 30, 2020, the company agreed to grant a loan to the Rural for the amount of $91,823. The loan bears no interest rate and receivable on demands. Due to the short maturity of the loan, the Company had a current loans receivable of $91,823 as of September 30, 2020. The Company made a three-party agreement on December 31, 2020 between its subsidiary Rayont International (L), Rayont Inc and Rural in order to eliminate the loans from /to Rural and there is no need for money to move around. The remaining balance of $11,881 will be received on demands.

As of September 30, 2021 and June 30, 2021, Rayont Technologies Pty Ltd had loans receivable of $2,458 and $nil from NHE Pty Ltd. The loans receivable was non-interest bearing and due upon request.

As of September 30, 2021 and June 30, 2021, Rayont International (L) Ltd had loans receivable of $4,000 from Blue Pacific Academy. The loans receivable was non-interest bearing and due upon request.

As of September 30, 2021 and June 30, 2021, Prema Life Pty Ltd had loans receivable of $2,819 and $nil from Abrar Investments Pty Ltd. The loans receivable was non-interest bearing and due upon request.

Amounts due to related parties

As of September 30, 2021 and June 30, 2021, the Company had amount due to related parties as follows:

	September 30, 2021	June 30, 2021
NHE Pty Ltd	13,010	-
Abrar Investments Pty Ltd	30,575	-
Accounting Business Solutions Pty Ltd	1,093	1,133
Director’s loan	320,129	386,105
Total	$364,807	$387,238

On December 31, 2020, the former director of the Rayont International (L) Ltd, forgave the $16,364, owed to him by the Company and the resulting gain is recorded as additional paid-in capital. The difference of $323 was paid back to the director.

On August 1, 2021 the director has given a loan amount of $386,105 which is used to pay the property that is bought from Prema Life Pty Ltd. This loan has 3% interest per annum.

The other amounts due to related parties were non-interest bearing and payable on demand. The amounts were used to support its operation, to acquire the property.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of September 30, 2021.

NOTE 12 – OTHER INCOME

Other income was $nil and $159,357 for the three months ended September 30, 2021 and 2020, respectively. This income for three months ended September 30, 2020 was mainly due to tax incentive/grant obtained in relation to approved research and development activities carried out, due to ATO COVID19 Job Seeker and Cash Flow Boost incentives from Australian Government.

NOTE 13 - SUBSEQUENT EVENTS

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

On October 15, 2020, Rayont Technologies Pty Ltd entered into an agreement with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd for USD215,017.19 (AUD302,876.22) payable over 90 days upon Ms Smith transfers the assets to Rayont Technologies Pty Ltd. The assets that Rayont Technologies acquired under the agreement includes trademark, website, software, office assets and customer contracts.

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

On December 29, 2020, the Company incorporated Rayont Malaysia Sdn Bhd with a paid-up capital of $25 and Rayont Malaysia Sdn Bhd incorporated on December 31, 2020 Rayont Technologies (M) Sdn Bhd with a paid-up capital of $25 respectively to carry out its business activities in Malaysia. On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD 105,000.00. These assets include software for remote learning, customer contracts and digital content. These assets will operate in Malaysia under Workstar trademark and operation shall be integrated with Rayont Technologies Australia to drive efficiency and scale of digital assets operations.

The World Health Organization designated COVID-19 as a global pandemic. To date, the Company has experienced some adverse impacts; however, the impacts of COVID-19 on our operating results for the three months ended September 30, 2021 and the September 30, 2020 was limited due to the nature of our business. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

Revenue

There were $687,523 and $713,898 revenue generated for the three months ended September 30, 2021 and 2020, respectively. The decrease was attributable to revenues generated from Prema Life Pty Ltd that were lower this quarter compare with the three months ended on September 30, 2020. The Company continues looking for other opportunities which could potentially increase the profits of the Company.

Cost of Goods Sold

There were $329,350 and $248,337 cost of goods sold for the three months ended September 30, 2021 and 2020, respectively. The increase was attributable to costs incurred by Rayont Technologies in Australia and Malaysia from digital learning solutions provided, and the increased cost of goods sold from Prema Life.

Operating Expense

Our operating expenses consist of selling, general and administrative expenses, depreciation and amortization expense.

For the three months ended September 30, 2021 and 2020, there were a total of $577,991 and $ 312,480 operating expenses, respectively. The increase was primarily due to the salary expenses incurred for the operating subsidiary, Rayont Technologies, the operating expenses generated from Prema Life, as well as the increase in the depreciation and amortization expense due to the new intangible and tangible assets acquired.

Other Income

Other income was $nil and $159,357 for the three months ended September 30, 2021 and 2020, respectively. This income for three months ended September 30, 2020 was mainly due to tax incentive/grant obtained in relation to approved research and development activities carried out, due to ATO COVID19 Job Seeker and Cash Flow Boost incentives from Australian Government.

Net (Loss) / Income

We had a net loss of $267,109 for the three months ended September 30, 2021, and a net income of $304,858 for the three months ended September 30, 2020 based on the factors discussed above.

Liquidity and Capital Resources

As of September 30, 2021 and June 30, 2021, the Company had working capital deficit of $1,659,392 and $1,456,964, respectively. The deficit is attributable to loans due to a related party of $364,807 and $387,238, respectively; accounts payable of $166,930 and $99,615, respectively; accrued liabilities of $464,896 and $472,021, respectively; loan payable of $1,984,693 and $2,051,554, respectively; other payables of $156,126 and $209,712, respectively. As of September 30, 2021 and June 30, 2021, the Company had $1,485,923 and $1,771,364 in current assets, respectively.

As of September 30, 2021 and June 30, 2021, we had a cash and equivalents balance of $84,464 and $243,610, respectively. The Company’s operations are primarily funded by the revenue, other income and proceeds received from the sale of common stock in private placements.

Cash Flows from Operating Activities

Net cash provided by operating activities was $89,108 for the three months ended September 30, 2021 compared with net cash provided by operating activities of $97,763 for the three months ended September 30, 2020. During the three months ended September 30, 2021, the net cash provided by operating activities was attributed to net loss of $267,109, offset by depreciation and amortization expense of $125,309, an increase in accounts receivable of $102,986, an decrease in inventory of $13,061, an increase in accounts payable of $72,003, an increase in accrued liabilities of $7,291, an increase in prepaid expense of $4,073, an increase in other assets of $4,874, an increase in other payable of $64,794 and an decrease in other receivables of $185,692.

During the three months ended September 30, 2020, the net cash provided by operating activities was attributed to net income of $304,858, offset by depreciation and amortization expense of $33,161, a increase in accounts receivable of $172,448, a increase in inventory of $117,055, a decrease in accounts payable of $47,586, an increase in accrued liabilities of $47,209, an decrease in other receivables of $56,581, a decrease in other payable of $6,957.

Cash Flows from Investing Activities

Net cash used in investing activities was $225,233 for the three months ended September 30, 2021 compared with net cash used in investing activities of $3,843 for the three months ended September 30, 2020.

During the three months ended September 30, 2021, the net cash used in investing activities was attributed to the partial payment in the amount of $111,609 for the intangible assets purchased from Workstar Tech (Aust) Pty Ltd on October 15, 2020 and the payment in the amount of $113,624 done for the 32 French Avenue property Fit Out.

During the three months ended September 30, 2020, the net cash used in investing activities was attributed to the purchases of property and equipment of $4,925 and cash from acquisition of $1,082.

Cash Flow from Financing Activities

Net cash used in financing activities during the three months ended September 30, 2021 and 2020 of $16,134 and $158,280, respectively, proceeds from loan payable in the amount of $ 4,693 and $ 206,954, respectively, repayment to related party in the amount of $20,827 and $342,978, respectively, adjustment in additional paid in capital in the amount of $0 and $22,256 respectively.

Non-Cash Investing and Financing Activities

During the three months ended September 30, 2021, issuance of common stock for business acquisitions in the amount of $618,320 and the issuance of common stock for acquisition of a property in the amount of $1,159,040.

During the three months ended September 30, 2020, the issuance of common stock for business acquisitions in the amount of $1,800,000

Equity and Capital Resources

We had a net loss for the three months ended September 30, 2021 and had an accumulated deficit of $4,179,513 as of September 30, 2021. As of September 30, 2021, we had cash of $84,464, compared to cash of $243,610 as of September 30, 2020.

We had material commitments for capital expenditures as of September 30, 2021 which is the purchased a new property on 23 September 2021 located at 900 Sandgate Road, Clayfield QLD, 4011, Australia for USD1,159,040 ,excluding GST, from Rayont (Australia) Pty Ltd. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2021 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2021, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

10.1	On January 22, 2019, the Company entered into and closed an Acquisition Agreement with THF Holdings Pty Ltd., an Australian corporation (“THF”)

10.2	On September 30, 2020, pursuant to an Acquisition Agreement, Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of Rayont International (L) Limited, a Malaysian company.

10.3	Assets Purchase Agreement with Workstar Tech (Aust) Pty Ltd

10.4	On December 23, 2020, pursuant to an Acquisition Agreement, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of Prema Life Pty Ltd, an Australian company (“Prema Life”)

10.5	On December 23, 2020, pursuant to an Acquisition Agreement, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of GGLG Properties Pty LTD, an Australian company (“GGLG”)

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

/s/ Aleem Sheikh	Dated: November 15, 2021
Aleem Sheikh
President (Principal Executive Officer), Chief Executive Officer

/s/ Marshini Thulkanam	Dated: November 15, 2021
Marshini Thulkanam
Principal Financial Officer and Director

