Form 10-Q
period 2021-12-31
RAYONT INC.
filed 2022-02-24
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 24, 2022, there were 48,069,467 shares issued and outstanding of the registrant’s common stock.

2

RAYONT INC. AND SUBSIDIARY

Unaudited Consolidated Financial Statements

For the SIX AND three months ended DECEMBER 31, 2021 and 2020

RAYONT INC. AND Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2021	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,320	$243,610
Accounts receivables	335,659	534,525
Inventories	446,927	500,165
Prepaid expense	72,208	23,933
Due from related parties	70,747	15,881
Other receivables	127,501	453,250
Total Current Assets	1,061,362	1,771,364

Non-Current assets:
Property and equipment, net	4,833,660	3,140,757
Intangible assets	2,060,950	2,245,231
Total Non-Current Assets	6,894,610	5,385,988

TOTAL ASSETS	$7,955,972	$7,157,352

LIABILITIES AND STOOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$290,843	$99,615
Accrued liabilities	443,046	472,021
Due to related parties	4,498	387,238
Loan payable	2,632,426	2,051,554
Finance lease payable	7,998	8,188
Other payables	31,892	209,712
Total Current Liabilities	3,410,703	3,228,328

Non-Current liabilities:
Finance lease payable	15,095	19,669
Loan payable	181,501	182,329
Total Non-Current Liabilities	196,596	201,998

TOTAL LIABILITIES	$3,607,299	$3,430,326

COMMITMENTS AND CONTNGENCIES

Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 48,069,467 and 46,783,369 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	$48,069	$46,784
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding	-	-
Additional paid-in capital	8,906,739	6,996,198
Shares to be issued	-	618,320
Accumulated deficit	(4,527,594)	(3,912,404)
Accumulated other comprehensive loss	(78,541)	(21,872)
TOTAL STOCKHOLDERS’ EQUITY	4,348,673	3,727,026

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,955,972	$7,157,352

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Revenue	$674,364	$482,342	$1,361,887	$1,196,240
Cost of Revenue	(361,116)	(276,453)	(690,466)	(524,790)
Gross profit	313,248	205,889	671,421	671,450

Operating expenses:
Selling, general and administrative expenses	455,312	495,447	907,994	774,766
Depreciation and amortization expense	104,589	40,395	229,898	73,556
Total Operating Expenses	559,901	535,842	1,137,892	848,322

Operating (Loss)	(246,653)	(329,953)	(466,471)	(176,872)

Other (expense) / income:
Interest income	-	2,074	-	5,785
Interest expense	(101,428)	(12,881)	(148,719)	(24,172)
Other income, net	-	497,787	-	657,144
Total other (expense) / income	(101,428)	486,980	(148,719)	638,757

(Loss) / Income before income taxes	(348,081)	157,027	(615,190)	461,885
Income tax expense	-	-	-	-
Net (loss) / income	(348,081)	157,027	$(615,190)	$461,885

Other comprehensive items
Foreign currency translation gain / (loss)	12,464	(34,717)	(56,669)	29,261
Total other comprehensive gain / (loss)	12,464	(34,717)	(56,669)	29,261

Total comprehensive (loss) / income	(335,617)	122,310	(671,859)	491,146
Less: comprehensive income attributable to noncontrolling interest	-	-	-	-
Total Comprehensive (loss) / income attributable to shareholders of the Company	$(335,617)	$122,310	$(671,859)	$491,146

Weighted average shares, basic and diluted	48,031,844	40,828,756	47,716,921	28,928,101
Net (loss) / earnings per common share, basic and diluted	$(0.01)	$0.00	$(0.01)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional	Shares		Other
	Common Stock		Paid-In	To Be	Accumulated	Comprehensive
	Shares	Amount	Capital	Issued	Deficit	Income / (Loss)	Total
	For the three and six months ended December 31, 2020
Balance as of June 30, 2020	13,157,532	13,158	4,270,513	-	(4,263,685)	(24,815)	(4,829)
Stock to be issued for business acquisition of a subsidiary under common control	25,714,286	25,714	48,670	-	-	-	74,384
Adjustments to additional paid in capital from acquisitions	-	-	(22,659)	-	-	-	(22,659)
Foreign currency translation loss	-	-	-	-	-	63,978	63,978
Net income for the three months ended September 30, 2020	-	-	-	-	304,858	-	304,858
Balance as of September 30, 2020	38,871,818	38,872	4,296,524	-	(3,958,827)	39,163	415,732
Common Stock issued for cash	7,823,052	7,823	571,922	(72,774)	-	-	506,971
Debt forgiveness	-	-	2,000,000	-	-	-	2,000,000
Foreign currency translation loss	-	-	-	-	-	(34,717)	(34,717)
Net income for the three months ended December 31, 2020	-	-	-	-	157,027	-	157,027
Balance as of December 31, 2020	46,694,870	46,695	6,868,446	(72,774)	(3,801,800)	4,446	3,045,013

	For the three and six months ended December 31, 2021
Balance as of June 30, 2021	46,783,369	46,784	6,996,198	618,320	(3,912,404)	(21,872)	3,727,026
Common Stock issued for business acquisition of a subsidiary under common control	710,713	710	617,610	(618,320)	-	-	-
Common Stock issued for acquisition of a property	515,771	516	1,158,524	-	-	-	1,159,040
Foreign currency translation loss	-	-	-	-	-	(69,133)	(69,133)
Net loss for the three months ended September 30, 2021	-	-	-	-	(267,109)	-	(267,109)
Balance as of September 30, 2021	48,009,853	48,010	8,772,332	-	(4,179,513)	(91,005)	4,549,824
Common Stock issued for services	10,500	10	26,240	-	-	-	26,250
Common Stock issued for cash	49,114	49	108,167	-	-	-	108,216
Foreign currency translation loss	-	-	-	-	-	12,464	12,464
Net loss for the three months ended December 31, 2021	-	-	-	-	(348,081)	-	(348,081)
Balance as of December 31, 2021	48,069,467	48,069	8,906,739	-	(4,527,594)	(78,541)	4,348,673

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Restated
	For the six months ended December 31, 2021	For the six months ended December 31, 2020

Operating Activities:
Net (loss) / income	$(615,190)	$461,885
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Non-cash portion of share based compensation for service	26,250	-
Depreciation and amortization expense	229,898	73,556
Gain on purchase of assets	-	(257,203)
Changes in operating assets and liabilities:
Accounts receivable	183,408	(50,065)
Inventory	37,764	(126,817)
Accounts payable	195,845	(4,333)
Accrued liabilities	(16,384)	(58,895)
Prepaid expense	(49,283)	(121,302)
Advance to officer	-	2,168
Other assets	(26,675)	46
Other receivables	341,330	71,078
Other payable	17,591	10,905
Net cash provided by operating activities	324,554	1,023

Investing Activities:
Proceeds from loan receivable	-	76,942
Purchases of intangible assets	(190,107)	-
Purchases of property and equipment	(694,010)	(45,464)
Net cash used in investing activities	(884,117)	31,478

Financing Activities:
Repayment to related party	(428,405)	(687,142)
Proceeds from loan payable	651,465	30,801
Issuance of common stock	108,216	506,970
Adjustment in additional paid in capital	-	(24,027)
Net cash used in financing activities	331,276	(173,398)

EFFECT OF EXCHANGE RATE ON CASH	(7,003)	20,588

Net decrease in cash and cash equivalents	(235,290)	(120,309)
Cash and cash equivalents at beginning of the period	243,610	257,096
Cash and cash equivalents at end of the period	$8,320	$136,787

SUPPLEMENTAL DISCLOSURE:
Interest paid	$104,897	$24,172
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Issuance of common stock for Business acquisitions	$618,320	$74,384
Issuance of common stock for for acquisition of a property	$1,159,040	$-
Forgiveness of debt	$-	$2,000,000

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

Given the acquisition of Rayont Australia Pty Ltd (formerly known as “THF Holdings Pty Ltd”) and Rayont International (Labuan) Inc as well as the cancer treatment assets that the Company has invested on, Rayont has been focusing on commercializing these investments. The commercialization of the current assets for cancer treatment requires medical board approval for almost all of the countries subject to the license. Rayont has conducted the initial study to identify the requirements for obtaining the approvals for using PDT to treat cancer across different jurisdictions in Sub-Saharan Africa (“SSA”). The same PDT technology has been licensed in China, Australia, Malaysia and New Zealand. It is currently undergoing medical trials in Australia and China. The recent announcements show positive results that the technology works. The Company believes that it will take time before it can start commercializing these assets and start to generate revenues and operating profits.

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

In order to cope with rapid growth Rayont Technologies Pty Ltd entered an agreement on October 15, 2020 with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd for USD215,017.19 (AUD302,876.22) payable over 90 days upon Ms. Smith transferring the assets to Rayont Technologies Pty Ltd. The Company has already paid the payable amount for this purchase. The assets that Rayont Technologies acquired under the agreement are:

1. Trademark

2. Website

3. Software

4. Office Assets

5. Customer Contracts

On December 23, 2020, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. , acquired all of the issued and outstanding capital stock of Prema Life Pty Ltd, an Australian company (“Prema Life”), from TheAlikasa (Australia) Pty Ltd, Prema Life’s sole shareholder. The acquisition of Prema Life was completed, and Prema Life became a subsidiary of the Company. Prema Life is a HACCP certified manufacturer and supplier of functional foods and supplements, and of practitioner only naturopathic and homeopathic medicines. Prema Life produces an extensive range of products including proteins, green blends, sports nutrition, weight management and maintenance, and health and wellness products.

On December 23, 2020, pursuant to an Acquisition Agreement, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc., acquired all of the issued and outstanding capital stock of GGLG Properties Pty LTD, an Australian company (“GGLG”), from TheAlikasa (Australia) Pty Ltd, GGLG’s sole shareholder (the “Seller”). The Seller is an affiliate of the Company and therefore the acquisition is being treated as a related party transaction. The purchase price is $605,920, which is a 10% discount of the total amount of GGLG’s net tangible assets. The purchase price will be paid in six installments after a $265,300 down payment. In the event an installment payment is not paid timely, the Seller has agreed to accept shares of the Company valued at $0.87 per share. The price per share is based on a 20% discount of the average share price on the OTC Markets over the last 30 trading days.

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

The World Health Organization designated COVID-19 as a global pandemic. To date, the Company has experienced some adverse impacts; however, the impacts of COVID-19 on our operating results for the six months ended December 31, 2021 and the year ended June 30, 2021 was limited due to the nature of our business. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

As of December 31, 2021, the company group structure consisted of the following companies:

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

Going Concern

The Company had a net loss of $615,190 for the six months ended December 31, 2021. The accumulated deficit of the Company is $4,527,594 and having a working capital deficiency of $2,349,341 as of December 31, 2021. The Company demonstrates adverse conditions that raise substantial the Company’s ability to continue as a going concern. These adverse conditions are recurring operating losses, accumulated deficit, working capital deficiency and other adverse key financial ratios.

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

There is one customer who accounted for 12% or more of the Company’s sales and accounts receivable for the six months ended December 31, 2021 and 2020, respectively, which is explained in Note 8.

There is no supplier who accounted for 10% or more of the Company’s cost of sales for the six months ended December 31, 2021 and 2020, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2021 and June 30, 2021, the Company’s notes payable has stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and June 30, 2021, the Company had cash in bank of $8,320 and $243,610, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable recorded by the Company are customer obligations due under normal trade terms. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary. Management reviews the composition of accounts receivable and analyses the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. Uncollectible account balances are written off when management determines the probability of collection is remote. The allowance for doubtful accounts was nil as of December 31, 2021 and June 30, 2021.

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

As of December 31, 2021 and June 30, 2021, the Company had various useful life intangible assets of $2,060,950 and $2,245,231 respectively associated with Rayont International’s exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. The other intangible assets are associated with trademark, website, software that Rayont Technologies Pty Ltd entered into an agreement on October 15, 2020 to purchase the assets of Workstar Tech (Aust) Pty Ltd.

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

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible notes and preferred stock when the effect would be dilutive. The Company only issued common stock and does not have any potentially dilutive instrument as of December 31, 2021 and December 31, 2020.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	Average Rate for the six months ended December 31,
	2021		2020
Australian dollar (AUD)	AUD	1.3670	AUD	1.3989

	Exchange Rate at
	December 31, 2021		June 30, 2021
Australian dollar (AUD)	AUD	1.3774	AUD	1.3340

Recent Accounting Pronouncements

Management believes none of the recently issued accounting pronouncements will have a material impact on the consolidated financial statements.

NOTE 3 – INVENTORIES

As of December 31, 2021 and June 30, 2021, inventories were composed of the following:

	December 31, 2021	June 30, 2021
Raw materials	$209,125	$190,533
Working in progress	$93,701	$93,147
Finished goods	$144,100	$216,485
Total inventories	$446,927	$500,165

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2021 and June 30, 2021, property and equipment consisted of the following:

	December 31, 2021	June 30, 2021
Land	$1,233,466	$1,273,595
Building	2,319,816	1,030,735
Leasehold improvements	528,820	-
Laser equipment	1,261,047	1,302,073
Vehicle	28,855	29,794
Computer equipment	17,905	18,248
Total	5,389,910	3,654,445
Less: accumulated depreciation	(556,250)	(513,688)
Total property and equipment, net	$4,833,660	$3,140,757

On June 30, 2018, the Company purchased computers in the amount of $7,378.

On January 22, 2019, the Company’s subsidiary, Rayont (Australia) Pty. Ltd, purchased the cancer treatment equipment for USD 1,239,008 (AUD1,736,966).

On June 26, 2020, the Company’s subsidiary, GGLG Properties Pty Ltd, purchased a property located at 11 Aldinga Street Brendale QLD 4500, Australia for USD472,135 (AUD686,814). GGLG Properties Pty Ltd disposed this property on June 29, 2021 for USD693,403.

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

On October 28, 2020, the Company’s subsidiary obtained a Finance Lease for vehicle in the amount of $34,167 (AUD 44,880) from Australian Alliance Automotive Finance Pty Limited to assist the Company to meet its operating activities.

On June 28, 2021, the Company’s subsidiary, Premalife Pty Ltd, purchased a property which consist of 2720m2 land and 1760m2 building located at 32 French Avenue, Brendale QLD 4500, Australia for a total amount of USD2,304,330 excluding GST. The land cost is $1,273,595 and the building cost is $1,030,735. The purchase price of this property is paid totally by mortgage loans.

On September 23, 2021, the Company’s subsidiary, Rayont (Australia) Pty Ltd, purchased a new property located at 900 Sandgate Road, Clayfield QLD, 4011, Australia for USD1,159,040 excluding GST. The purchase price of this property is paid by issuing shares of Rayont Inc. In addition, the Company has received a loan to cover some fit-out expense and its interest is capitalized in the cost of this property. The policy that the Company has used for the capitalization of the interest is ASC835. Interest is capitalized during the period under which the asset is being prepared for its intended use. The purpose of this is to obtain a more accurate representation of the full costs incurred in acquiring or constructing the asset. The interest capitalized should be added to the cost of the asset on the balance sheet and, when the asset is used internally, amortized over the life of the asset. The amount of the interest capitalized is USD107,296 (AUD147,790). In addition, it is capitalized even the stamp duty of the property in the amount of USD52,654 (AUD72,525).

For the six months ended December 31, 2021 and 2020, the depreciation expenses were $59,004 and $63,990, respectively.

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

The license has only remaining life of 7 years and it is amortized for the six months ended December 31, 2021.

As of December 31, 2021 and June 30, 2021, intangible assets, consisted of the following:

	December 31, 2021	June 30, 2021
Exclusive license for registering and commercializing PhotosoftTM technology	$2,000,000	$2,000,000
Trademark, website, software	$553,594	$568,188
Total	2,553,593	2,568,188
Less: accumulated amortization	(492,643)	(322,957)
Total intangible assets, net	$2,060,950	$2,245,231

For the six months ended December 31, 2021 and 2020, the amortization expenses were $170,894 and $9,566, respectively.

NOTE 6 – LOANS PAYABLE

As of December 31, 2021 and June 30, 2021, loans payable, consisted of the following:

	December 31, 2021	June 30, 2021
Current loan payable:
Mortgage loan	1,727,893	2,046,477
COVID-19 loan	-	5,077
Loan	304,853	-
Loan - Aura	594,270	-
HP Liability - Label Applicator	5,411	-
Total current loan payable	$2,632,426	$2,051,554

Non-current loan payable:
COVID-19 loan	181,501	182,329
Total non-current loan payable:	$181,501	$182,329
Total loan payable	$2,813,927	$2,233,883

Mortgage loan

On June 26, 2020, the Company’s subsidiary obtained a mortgage loan of $453,713 (AUD 660,000) from two private lenders Oliver Fleming Pty Ltd as Trustee and Oliver John Fleming to assist the Company to buy the land of the business place. The term of the loan is one year from the commencement date, and the interest rate is 10% per annum. Monthly payments are compound just from interest in the amount of $ 4,108 (AUD 5,500). The loan is secured under the Company’s present and future property of any kind, including all personal property. The principal amount is paid in the end of the term, on June 26, 2021.

On June 28, 2021, the Company’s subsidiary purchased a property which consist of 2720m2 land and building 1760m2. Since the intention was to settle the property prior to June 30, 2021as per the Sale & Purchase Contract, the liability of the loan had to be recognized, even though the agreement date of the loans for this property is on August 6, 2021 and on September 1, 2021. This transaction is an adjusting event for the balance sheet at June 30, 2021. The Company’s subsidiary obtained on August 6, 2021 a mortgage loan of $ 1,746,920 (AUD 2,380,000) from private lender COE Property Group Pty Ltd to assist the Company to buy the property of the business place. This loan is divided in two tranches. The term of the loan is one year from the commencement date for the first tranche in the amount of $ 1,490,020 (AUD 2,030,000), the interest rate is 9% per annum and for the second tranche in the amount of $ 256,900 (AUD 350,000), the term of the loan is 4 months from the commencement date and the interest rate is 36% per annum. Monthly payments are compound just from interest in the amount of $ 11,175 (AUD 15,225) for first tranche and interest in the amount of $ 7,707 (AUD 10,500) for the second tranche. The loan is secured under the Company’s present and future property of any kind, including all personal property. The principal amount will be paid in the end of the term, December 6, 2021 for second tranche and August 5, 2022 for first tranche.

The Company’s subsidiary obtained on September 1, 2021 a mortgage loan of $ 257,915 (AUD 350,000) from private lender RDS Superannuation Pty Ltd as Trustee for The Ron Bruce Motor Trimmers Pty Ltd to assist the Company to buy the property of the business place. The term of the loan is two months from the commencement date, and the interest rate is 18% per annum. Monthly payments are compound just from interest in the amount of $ 3,869 (AUD 5,250). The loan is secured under the Company’s present and future property of any kind, including all personal property. The principal amount is paid in the end of the term, October 15, 2021.

As of December 31, 2021 and June 30, 2021 the Company had outstanding balances of $1,727,893 and $2,046,477 related to the mortgage loan.

The Company’s subsidiary obtained on October 15, 2021 a loan of $266,976 (AUD 360,000) from private lender James Lee to assist the Company to pay another loan. The term of the loan was three months from the commencement date but it is extended with two more months, and the interest rate is 48% per annum or 96% per annum if the payment will be default as per loan agreement. The loan is secured under the Company’s present and future property of any kind, including all personal property. The principal amount and the interest should be paid both on March 15, 2022. The Company’s subsidiary obtained on November 12, 2021 a loan of $547,319 (AUD747,500) from private lender Aura Loan Management Pty Ltd to assist the Company to cover the fit-out expenses for the property purchased lately located at 900 Sandgate Road, Clayfield QLD, 4011 Australia in order to be ready for internal use of the subsidiary Rayont (Autsralia) Pty Ltd. The term of the loan is 12 months from the commencement date, and the interest rate is 9.25% per annum. Monthly payments are compound just from interest in the amount of $4,183 (AUD5,762). The loan is secured under the Company’s present and future property of any kind, including all personal property. The principal amount should on November 12, 2022.

COVID-19 loan

On June 29, 2020, the Company’s subsidiary obtained a COVID-19 loan of $ 171,729 (AUD 250,000) from Queensland Rural and Industry Development Authority (QRIDA) to assist the Company to meet its working capital expenses. The term of the loan is 10 years from the commencement date, and the interest rate is 0% for the first 12 months from the commencement date and then 2.5% from the remainder of the term. The Company’s subsidiary has an Interest Only Period beginning 12 months after the Commencement Date and ending 36 months from the Commencement Date. The loan is secured under the Company’s present and future property of any kind, including all personal property. As of December 31, 2021 and June 30, 2021, the Company had outstanding balances of $181,501 and $187,406, respectively related to the COVID-19 loan.

For the 6 months ended December 31, 2021 and 2020 the interest expenses were $148,719 and $24,172, respectively.

NOTE 7 – FINANCE LEASE PAYABLE

	December 31, 2021	June 30, 2021
Current finance lease:
Finance lease for vehicle	$7,998	$8,188
Total current finance lease	$7,998	$8,188

Non-current finance lease:
Finance lease for vehicle	15,095	19,669
Total non-current finance lease:	$15,095	$19,669
Total finance lease	$23,093	$27,857

On October 28, 2020, the Company’s subsidiary obtained a Finance Lease for vehicle in the amount of $34,167 (AUD 44,880) from Australian Alliance Automotive Finance Pty Limited to assist the Company to meet its operating activities. The term of the loan is 4 years from the commencement date, and the interest rate is 5.03% for the term. As of December 31, 2021, the Company had outstanding balances of $23,093 related to the Finance Lease.

Finance lease activity is included in property and equipment, net.

NOTE 8 – CONCENTRATION

For the six months ended December 31, 2021, the Company had one major customer who represented 12% of total revenue. At December 31, 2021 and June 30, 2021, the major customer represented approximately 29% and 0% of total accounts receivable, respectively.

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

On December 16, 2021, the Company issued 10,500 shares of common stock to the two board directors of the Company as a compensation fee for their services.

During the period from July 2021 through December 2021, the Company sold and issued 49,114 shares of common stock to 2 independent investors pursuant to a private placement; 16,614 shares at $2.21; 32,500 shares at $2.20 for a total amount of $108,216. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Capital Stock Authorized

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2021 and June 30, 2021, the outstanding shares of common stock were 48,069,467 and 46,783,369, respectively.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Series A Preferred Stock with a par value of $0.001 per share. There are not preferred shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in the consolidated financial statements are as follows:

Name	Relationship
Rural Asset Management Services, Inc. (“Rural”)	One of major shareholder of Rayont Inc

Natural Health & Education Pty Ltd (“NHE”)	Entity under the same beneficial owner, Rural’s Asset Shareholder

Abrar Investments Pty Ltd	Shareholder of Rayont Inc

Exit Solutions Pty Ltd	Entity under the same beneficial owner/ common directors

Zenio Management Pty Ltd	Entity under the same beneficial owner/ common directors

Blue Pacific Academy	Entity under the same beneficial owner/ common directors

Accounting Business Solutions Pty Ltd TheAliKasa Australia Pty Ltd	Common directors Common directors

Amount due from related parties

	December 31, 2021	June 30, 2021
TheAliKasa Australia Pty Ltd	$19,854	$-
Zenio Management Pty Ltd	1,089	-
Rural Asset Management Services	11,881	11,881
Blue Pacific Academy	4,000	4,000
Abrar Investments Pty Ltd	2,831	-
Director’s loan	31,092
Total	$70,747	$15,881

 As of December 31, 2021 and June 30, 2021, Prema Life Pty Ltd had loans receivable of $19,854 and $nil from TheAliKasa Australia Pty Ltd. The loans receivable was non-interest bearing and due upon request.

As of December 31, 2021 and June 30, 2021, Rayont Technologies Pty Ltd and Rayont (Australia) Pty Ltd had loans receivable of $1,089 and $nil from Zenio Management Pty Ltd. The loans receivable was non-interest bearing and due upon request.

As of December 31, 2021 and June 30, 2021, Rayont International (L) had loans receivable of $11,881 from Rural Asset Management Services. On June 30, 2020, the company agreed to grant a loan to the Rural for the amount of $91,823. The loan bears no interest rate and receivable on demands. Due to the short maturity of the loan, the Company had a current loans receivable of $91,823 as of September 30, 2020. The Company made a three-party agreement on December 31, 2020 between its subsidiary Rayont International (L), Rayont Inc and Rural in order to eliminate the loans from /to Rural and there is no need for money to move around. The remaining balance of $11,881 will be received on demands.

As of December 31, 2021 and June 30, 2021, Rayont International (L) Ltd had loans receivable of $4,000 from Blue Pacific Academy. The loans receivable was non-interest bearing and due upon request.

As of December 31, 2021 and June 30, 2021, Prema Life Pty Ltd had loans receivable of $2,831 and $nil from Abrar Investments Pty Ltd. The loans receivable was non-interest bearing and due upon request.

As of December 31, 2021 and June 30, 2021, Rayont International (L) Ltd had loans receivable of $31,092 and $nil from director of the company. The loans receivable was non-interest bearing and due upon request.

Amounts due to related parties

As of December 31, 2021 and June 30, 2021, the Company had amount due to related parties as follows:

	December 31, 2021	June 30, 2021
Exit Solutions Pty Ltd	1,833	-
Accounting Business Solutions Pty Ltd	-	1,133
Director’s loan	2,665	386,105
Total	$4,498	$387,238

On December 31, 2020, the former director of the Rayont International (L) Ltd, forgave the $16,364, owed to him by the Company and the resulting gain is recorded as additional paid-in capital. The difference of $323 was paid back to the director.

On August 1, 2021 the director has given a loan amount of $386,105 which is used to pay the property that is bought from Prema Life Pty Ltd. This loan has 3% interest per annum and it is fully settled as of December 31, 2021.

The other amounts due to related parties were non-interest bearing and payable on demand. The amounts were used to support its operation, to acquire the property.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of December 31, 2021.

NOTE 12 – OTHER INCOME

Other income was $nil and $657,144 for the six months ended December 31, 2021 and 2020, respectively. This income for six months ended December 31, 2020 was mainly due to tax incentive/grant obtained in relation to approved research and development activities carried out, due to ATO COVID19 Job Seeker and Cash Flow Boost incentives from Australian Government.

NOTE 13 - SUBSEQUENT EVENTS

On January 31, 2022, the Company and its subsidiary Rayont (Australia) Pty Ltd entered into a Share Sale Agreement (the “Agreement”) with Quantum Capital Inc. and Edunation Pty Ltd as purchasers of two subsidiaries Rayont Technologies Pty Ltd and Rayont Technologies (M) Sdn Bhd.

The Purchaser agrees to buy and the Seller agrees to sell to the Purchaser all the 20,100 Ordinary Shares of Rayont Technologies Pty Ltd, for the seller price of USD660,000 and for all the 100 Ordinary Shares of Rayont Technologies (M) Sdn Bhd, for the seller price of USD40,000.

The purchase price for both companies in the amount of USD700,000 will be paid in the form of shares of Quantum Capital Inc with the price per share at $0.20, which is based on the average price of the Corporation’s shares on the OTC Markets over the last 90 trading days prior to January 31, 2022, the date of the agreement.

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

The World Health Organization designated COVID-19 as a global pandemic. To date, the Company has experienced some adverse impacts; however, the impacts of COVID-19 on our operating results for the six months ended December 31, 2021 and the December 31, 2020 was limited due to the nature of our business. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

Results of Operations

Comparison of the three months ended December 31, 2021 and 2020

Revenue

There were $674,364 and $482,342 revenue generated for the three months ended December 31, 2021 and 2020, respectively. The increase was attributable to revenues generated from Prema Life Pty Ltd that were higher this quarter compare with the three months ended on December 31, 2020. The Company continues looking for other opportunities which could potentially increase the profits of the Company.

Cost of Goods Sold

There were $361,116 and $276,453 cost of goods sold for the three months ended December 31, 2021 and 2020, respectively. The increase was attributable to the increased cost of goods sold from Prema Life.

Operating Expense

Our operating expenses consist of selling, general and administrative expenses, depreciation and amortization expense.

For the three months ended December 31, 2021 and 2020, there were a total of $559,901 and $535,842 operating expenses, respectively. The increase was primarily due to the increase in the depreciation and amortization expense due to the new intangible and tangible assets acquired.

Other Income

Other income was $nil and $497,787 for the three months ended December 31, 2021 and 2020, respectively. This income for three months ended December 31, 2020 was mainly due to tax incentive/grant obtained in relation to approved research and development activities carried out, due to ATO COVID19 Job Seeker and Cash Flow Boost incentives from Australian Government.

Net (Loss) / Income

We had a net loss of $348,081 for the three months ended December 31, 2021, and a net income of $157,027 for the three months ended December 31, 2020 based on the factors discussed above.

Comparison of the six months ended December 31, 2021 and 2020

Revenue

There were $1,361,887 and $ 1,196,240 revenue generated for the six months ended December 31, 2021 and 2020, respectively. The increase was attributable to revenues generated from Prema Life Pty Ltd that were higher this quarter compare with the six months ended on December 31, 2020. The Company continues looking for other opportunities which could potentially increase the profits of the Company.

Cost of Goods Sold

There were $690,466 and $524,790 cost of goods sold for the six months ended December 31, 2021 and 2020, respectively. The increase was attributable to costs incurred by Rayont Technologies in Australia and Malaysia from digital learning solutions provided, and the increased cost of goods sold from Prema Life.

Operating Expense

Our operating expenses consist of selling, general and administrative expenses, depreciation and amortization expense.

For the six months ended December 31, 2021 and 2020, there were a total of $1,137,892 and $848,322 operating expenses, respectively. The increase was primarily due to the salary expenses incurred for the operating subsidiary, the operating expenses generated from Prema Life, as well as the increase in the depreciation and amortization expense due to the new intangible and tangible assets acquired.

Other Income

Other income was $nil and $657,144 for the six months ended December 31, 2021 and 2020, respectively. This income for six months ended December 31, 2020 was mainly due to tax incentive/grant obtained in relation to approved research and development activities carried out, due to ATO COVID19 Job Seeker and Cash Flow Boost incentives from Australian Government.

Net (Loss) / Income

We had a net loss of $615,190 for the six months ended December 31, 2021, and a net income of $461,885 for the six months ended December 31, 2020 based on the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2021 and June 30, 2021, the Company had working capital deficit of $2,349,341 and $1,456,964, respectively. The deficit is attributable to loans due to a related party of $4,498 and $387,238, respectively; accounts payable of $290,843 and $99,615, respectively; accrued liabilities of $443,046 and $472,021, respectively; loan payable of $2,632,426 and $2,051,554, respectively; other payables of $31,892 and $209,712, respectively. As of December 31, 2021 and June 30, 2021, the Company had $1,061,362 and $1,771,364 in current assets, respectively.

As of December 31, 2021 and June 30, 2021, we had a cash and equivalents balance of $8,320 and $243,610, respectively. The Company’s operations are primarily funded by the revenue, other income, proceeds received from the sale of common stock in private placements and financial support from major shareholders.

Cash Flows from Operating Activities

Net cash provided by operating activities was $324,554 for the six months ended December 31, 2021 compared with net cash provided by operating activities of $1,023 for the six months ended December 31, 2020. During the six months ended December 31, 2021, the net cash provided by operating activities was attributed to net loss of $615,190, offset by depreciation and amortization expense of $229,898, a decrease in accounts receivable of $183,408, an decrease in inventory of $37,764, an increase in accounts payable of $195,845, a decrease in accrued liabilities of $16,384, an increase in prepaid expense of $49,283, an increase in other assets of $26,675, an increase in other payable of $17,591 and a decrease in other receivables of $341,330.

During the six months ended December 31, 2020, the net cash provided by operating activities was attributed to net income of $461,885, offset by depreciation and amortization expense of $73,556, gain on purchase of assets of $257,203, an increase in accounts receivable of $50,065, an increase in inventory of $126,817, a decrease in accounts payable of $4,333, a decrease in accrued liabilities of $58,895, an increase in prepaid expense of $121,302,a decrease in advance to officer of $2,168, a decrease in other assets of $46 a decrease in other receivables of $71,078, an increase in other payable of $10,905.

Cash Flows from Investing Activities

Net cash used in investing activities was $884,117 for the six months ended December 31, 2021 compared with net cash used in investing activities of $31,478 for the six months ended December 31, 2020.

During the six months ended December 31, 2021, the net cash used in investing activities was attributed to the remaining payment in the amount of $190,107 for the intangible assets purchased from Workstar Tech (Aust) Pty Ltd on October 15, 2020 and the payment in the amount of $694,010 done for the 32 French Avenue property Fit Out.

During the six months ended December 31, 2020, the net cash used in investing activities was attributed to the purchases of property and equipment of $45,464 and proceeds from loan receivable of $76,942.

Cash Flow from Financing Activities

Net cash used in financing activities during the six months ended December 31, 2021 and 2020 of $331,276 and $173,398, respectively; proceeds from loan payable in the amount of $651,465 and $30,801, respectively; repayment to related party in the amount of $428,405 and $687,142, respectively; issuance of common stock in the amount of $108,216 and $506,970, respectively; adjustment in additional paid in capital in the amount of $0 and $24,027 respectively.

Non-Cash Investing and Financing Activities

During the six months ended December 31, 2021, issuance of common stock for business acquisitions in the amount of $618,320 and the issuance of common stock for acquisition of a property in the amount of $1,159,040.

During the six months ended December 31, 2020, the issuance of common stock for business acquisitions in the amount of $74,384

Equity and Capital Resources

We had a net loss for the six months ended December 31, 2021 and had an accumulated deficit of $4,527,594 as of December 31, 2021. As of December 31, 2021, we had cash of $ 8,320, compared to cash of $243,610 as of June 30, 2021.

We had material commitments for capital expenditures as of December 31, 2021 which is the purchased a new property on 23 September 2021 located at 900 Sandgate Road, Clayfield QLD, 4011, Australia for USD1,159,040, excluding GST, from Rayont (Australia) Pty Ltd. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2021 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2021, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

During the period from July 2021 through December 2021, the Company sold and issued 49,114 shares of common stock to 2 independent investors pursuant to a private placement; 16,614 shares at $2.21; 32,500 shares at $2.20 for a total amount of $108,216. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

/s/ Aleem Sheikh	Dated: February 24, 2022
Aleem Sheikh
President (Principal Executive Officer), Chief Executive Officer

/s/ Marshini Thulkanam	Dated: February 24, 2022
Marshini Thulkanam
Principal Financial Officer and Director

