Form 10-Q
period 2022-03-31
RAYONT INC.
filed 2022-05-17
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 48,083,356 shares issued and outstanding of the registrant’s common stock.

2

RAYONT INC. AND SUBSIDIARY

Unaudited Consolidated Financial Statements

For the NINE AND three months ended MARCH 31, 2022 and 2021

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,845	$243,610
Accounts receivables	260,403	534,525
Inventories	422,806	500,165
Prepaid expense	53,399	23,933
Due from related parties	86,782	15,881
Other receivables	133,473	453,250
Total Current Assets	994,708	1,771,364

Non-Current Assets:
Property and equipment, net	4,940,620	3,140,757
Intangible assets	1,499,998	2,245,231
Other Assets	816,226	-
Total Non-Current Assets	7,256,844	5,385,988

TOTAL ASSETS	$8,251,552	$7,157,352

LIABILITIES AND STOOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$294,976	$99,615
Accrued liabilities	299,689	472,021
Due to related parties	28,599	387,238
Loan payable	2,840,360	2,051,554
Finance lease payable	8,366	8,188
Other payables	22,740	209,712
Total Current Liabilities	3,494,730	3,228,328

Non-Current Liabilities:
Finance lease payable	13,443	19,669
Loan payable	187,477	182,329
Total Non-Current Liabilities	200,920	201,998

TOTAL LIABILITIES	$3,695,650	$3,430,326

COMMITMENTS AND CONTNGENCIES

Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 48,083,356 and 46,783,369 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	$48,083	$46,784
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding	-	-
Additional paid-in capital	8,932,975	6,996,198
Shares to be issued	-	618,320
Accumulated deficit	(4,446,944)	(3,912,404)
Accumulated other comprehensive income (loss)	21,788	(21,872)
TOTAL STOCKHOLDERS’ EQUITY	4,555,902	3,727,026

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,251,552	$7,157,352

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Revenue	$464,698	$951,464	$1,826,585	$2,147,704
Cost of Revenue	(309,440)	(340,325)	(999,906)	(865,115)
Gross profit	155,258	611,139	826,679	1,282,589

Operating expenses:
Selling, general and administrative expenses	315,130	527,487	1,223,124	1,302,253
Depreciation and amortization expense	120,023	48,297	349,921	121,853
Total Operating Expenses	435,153	575,784	1,573,045	1,424,106

Operating (Loss) / Income	(279,895)	35,355	(746,366)	(141,517)

Other (expense) / income:
Interest income	-	-	-	5,547
Interest expense	(153,775)	(13,113)	(302,494)	(37,047)
Other income, net	514,320	125,401	514,320	782,545
Total other income	360,545	112,288	211,826	751,045

Income / (Loss) before income taxes	80,650	147,643	(534,540)	609,528
Income tax expense	-	-	-	-
Net income / (loss)	80,650	147,643	$(534,540)	$609,528

Other comprehensive items
Foreign currency translation gain / (loss)	100,329	(25,351)	43,660	3,910
Total other comprehensive gain / (loss)	100,329	(25,351)	43,660	3,910

Total comprehensive income / (loss)	180,979	122,292	(490,880)	613,438
Less: comprehensive income attributable to noncontrolling interest	-	-	-	-
Total Comprehensive income / (loss) attributable to shareholders of the Company	$180,979	$122,292	$(490,880)	$613,438

Weighted average shares, basic and diluted	48,069,467	46,734,131	47,832,721	34,776,796
Net (loss) / earnings per common share, basic and diluted	$0.00	$0.00	$(0.01)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Stock Subscriptions	Stock To Be	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Receivable	Issued	Deficit	Income / (Loss)	Total

For the three and nine months ended March 31, 2021
Balance as of June 30, 2020	13,157,532	13,158	4,270,513	-	-	(4,263,685)	(24,815)	(4,829)
Stock to be issued for business acquisition of a subsidiary under common control	25,714,286	25,714	48,670	-	-	-	-	74,384
Adjustments to additional paid in capital from acquisitions	-	-	(22,659)	-	-	-	-	(22,659)
Common Stock issued for cash	7,823,052	7,823	571,922	(72,774)	-	-	-	506,971
Debt forgiveness	-	-	2,000,000	-	-	-	-	2,000,000
Foreign currency translation gain	-	-	-	-	-	-	29,261	29,261
Net income for the six months ended December 31, 2020	-	-	-	-	-	461,885	-	461,885
Balance as of December 31, 2020	46,694,870	46,695	6,868,446	(72,774)	-	(3,801,800)	4,446	3,045,013
Common Stock issued for cash	60,145	60	72,332	-	-	-	-	72,392
Common Stock issued for business acquisition of a subsidiary under common control	-	-	-	-	618,320	-	-	618,320
Debt forgiveness	-	-	16,363	-	-	-	-	16,363
Foreign currency translation loss	-	-	-	-	-	-	(25,351)	(25,351)
Net income for the three months ended March 31, 2021	-	-	-	-	-	147,643	-	147,643
Balance as of March 31, 2021	46,755,015	46,755	6,957,141	(72,774)	618,320	(3,654,157)	(20,905)	3,874,380

For the three and nine months ended March 31, 2022
Balance as of June 30, 2021	46,783,369	46,784	6,996,198	-	618,320	(3,912,404)	(21,872)	3,727,026
Common Stock issued for business acquisition of a subsidiary under common control	710,713	710	617,610	-	(618,320)	-	-	-
Common Stock issued for acquisition of a property	515,771	516	1,158,524	-	-	-	-	1,159,040
Common Stock issued for services	10,500	10	26,240	-	-	-	-	26,250
Common Stock issued for cash	49,114	49	108,167	-	-	-	-	108,216
Foreign currency translation loss	-	-	-	-	-	-	(56,669)	(56,669)
Net loss for the six months ended December 30, 2021	-	-	-	-	-	(615,190)	-	(615,190)
Balance as of December 31, 2021	48,069,467	48,069	8,906,739	-	-	(4,527,594)	(78,541)	4,348,673
Common Stock issued for services	13,889	14	26,236	-	-	-	-	26,250
Foreign currency translation gain	-	-	-	-	-	-	100,329	100,329
Net income for the three months ended March 31, 2022	-	-	-	-	-	80,650	-	80,650
Balance as of March 31, 2022	48,083,356	48,083	8,932,975	-	-	(4,446,944)	21,788	4,555,902

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31, 2022	Restated For the nine months ended March 31, 2021

Operating Activities:
Net (loss) / income	$(534,540)	$609,528
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Non-cash portion of share based compensation for service	52,500	-
Depreciation and amortization expense	349,921	121,853
Gain on disposal of investment in subsidiaries	(312,143)	-
Gain on purchase of assets	-	(242,934)
Debt waiver by payable	(118,450)	-
Changes in operating assets and liabilities:
Accounts receivable	266,761	(552,881)
Inventories	75,409	(195,803)
Accounts payable	189,939	80,374
Accrued liabilities	(165,884)	1,673
Prepaid expense	(28,640)	(26,001)
Advance to officer	-	2,206
Other assets	(41,148)	47
Other receivables	338,533	76,141
Other payables	200,478	22,327
Net cash provided by (used in) operating activities	272,736	(103,470)

Investing Activities:
Cash from acquisition	-	1,082
Purchases of intangible assets	(189,511)	(105,000)
Purchases of property and equipment	(685,259)	(68,779)
Net cash used in investing activities	(874,770)	(172,697)

Financing Activities:
Repayment to related party	(418,697)	(494,961)
Proceeds from loan payable	765,362	29,334
Issuance of common stock	108,216	579,363
Adjustment in additional paid in capital	-	(24,450)
Net cash provided by financing activities	454,881	89,286

EFFECT OF EXCHANGE RATE ON CASH	(58,612)	22,071

Net decrease in cash and cash equivalents	(205,765)	(164,810)
Cash and cash equivalents at beginning of the period	243,610	256,014
Cash and cash equivalents at end of the period	$37,845	$91,204

SUPPLEMENTAL DISCLOSURE:
Interest paid	$121,339	$37,047
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Issuance of common stock for business acquisitions	$618,320	$74,384
Issuance of common stock for acquisition of a property	$1,159,040	$-
Issuance of common stock for compensation of services	$52,500	-
Forgiveness of debt	$-	$2,016,363

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

On January 19, 2022, the Company incorporated three companies that are No More Knots Holdings Pty Ltd, No More Knots (Clayfield) Pty Ltd and Wonder Foods Retail Pty Ltd with a paid-up capital of $72 for each of them to carry out its business activities in Australia.

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

On January 31, 2022, two subsidiaries are disposed. One subsidiary Rayont Technologies (M) Sdn Bhd is disposed for the amount of USD40,000 and the other subsidiary Rayont Technologies Pty Ltd is disposed for the amount of $660,000. Both subsidiaries are acquired from Quantum Capital Inc. The purchase price for both companies in the amount of USD700,000 is not done with cash but in the form of shares of byer. Quantum Capital Inc issued 3,494,176 shares to the Rayont (Australia) Pty Ltd for the 100% of the issued and outstanding common stock of Rayont Technologies Pty Ltd owned from Rayont (Australia) Pty Ltd and 100% of the issued and outstanding common stock of Rayont Technologies (M) Sdn Bhd owned from Rayont (Malaysia) Sdn Bhd.

The World Health Organization designated COVID-19 as a global pandemic. To date, the Company has experienced some adverse impacts; however, the impacts of COVID-19 on our operating results for the six months ended March 31, 2022 and the year ended June 30, 2021 was limited due to the nature of our business. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

As of March 31, 2022, the company group structure consisted of the following companies:

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

Going Concern

The Company had a net loss of $534,540 for the nine months ended March 31, 2022. The accumulated deficit of the Company is $4,446,944 and having a working capital deficiency of $2,500,022 as of March 31, 2022. The Company demonstrates adverse conditions that raise substantial the Company’s ability to continue as a going concern. These adverse conditions are recurring operating losses, accumulated deficit, working capital deficiency and other adverse key financial ratios.

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

There is no customer who accounted for 10% or more of the Company’s sales but there is one customer that accounted for more than 10% of accounts receivable for the nine months ended March 31, 2022 and 2021, respectively. For more information, please read note no.8.

There is no supplier who accounted for 10% or more of the Company’s cost of sales for the nine months ended March 31, 2022 and 2021, respectively.

 Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2022 and June 30, 2021, the Company’s notes payable has stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and June 30, 2021, the Company had cash in bank of $37,845 and $243,610, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable recorded by the Company are customer obligations due under normal trade terms. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary. Management reviews the composition of accounts receivable and analyses the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. Uncollectible account balances are written off when management determines the probability of collection is remote. The allowance for doubtful accounts was nil as of March 31, 2022 and June 30, 2021.

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

As of March 31, 2022 and June 30, 2021, the Company had various useful life intangible assets of $1,499,998 and $2,245,231 respectively associated with Rayont International’s exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. The other intangible assets are associated with trademark, website, software that Rayont Technologies Pty Ltd entered into an agreement on October 15, 2020 to purchase the assets of Workstar Tech (Aust) Pty Ltd. This company was sold on January 31, 2022 and its intangible assets are not part of the balance sheets as of March 31, 2022.

In addition, on February 5, 2021 Rayont Technologies (M) Sdn Bhd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase intangible assets include software for remote learning, customer contracts and digital content. As of June 30, 2021, the carrying amount of this asset is $100,625. This company was sold on January 31, 2022 and its intangible assets are not part of the balance sheets as of March 31, 2022.

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

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible notes and preferred stock when the effect would be dilutive. The Company only issued common stock and does not have any potentially dilutive instrument as of March 31, 2022 and March 31, 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	Average Rate for the nine months ended March 31,
	2022		2021
Australian dollar (AUD)	AUD	1.3713	AUD	1.3564

	Exchange Rate at
	March 31, 2022		June 30, 2021
Australian dollar (AUD)	AUD	1.3335	AUD	1.3340

Recent Accounting Pronouncements

Management believes none of the recently issued accounting pronouncements will have a material impact on the consolidated financial statements.

NOTE 3 – INVENTORIES

As of March 31, 2022 and June 30, 2021, inventories were composed of the following:

	March 31, 2022	June 30, 2021
Raw materials	$173,794	$190,533
Working in progress	95,563	93,147
Finished goods	153,450	216,485
Total inventories	$422,806	$500,165

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2022 and June 30, 2021, property and equipment consisted of the following:

	March 31, 2022	June 30, 2021
Land	$1,274,073	$1,273,595
Building	2,396,187	1,030,735
Leasehold improvements	548,843	-
Laser equipment	1,302,562	1,302,073
Vehicle	29,805	29,794
Computer equipment	7,378	18,248
Total	5,558,847	3,654,445
Less: accumulated depreciation	(618,227)	(513,688)
Total property and equipment, net	$4,940,620	$3,140,757

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

These assets include intangible assets like trademark, website, software in the amount of USD465,666.59 (AUD617,893) and tangible assets like office assets, computer contracts in the amount of USD10,927.73 (AUD14,500). This company was sold on January 31, 2022 and its assets are not part of the BS as of March 31, 2022.

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

For the nine months ended March 31, 2022 and 2021, the depreciation expenses were $102,967 and $99,136, respectively.

NOTE 5 – INTANGIBLE ASSETS

On October 15, 2020, the Company entered into an agreement to purchase the assets of Workstar Tech (Aust) Pty Ltd, from an individual towards purchase of fair value of USD476,594.32 (AUD632,393) for purchase consideration of USD228,258.35 (AUD302,876). The company considered the gain on purchase of assets as an income in fiscal year ended June 30, 2021.

These assets include intangible assets like trademark, website, software in the amount of USD465,666.59 (AUD617,893) and tangible assets like office assets, computer contracts in the amount of USD10,927.73 (AUD14,500). This company was sold on January 31, 2022 and its assets are not part of the balance sheets as of March 31, 2022

Amortization is computed using the straight-line method over the 10-year estimated useful lives of the assets.

On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD 105,000.00. These assets include software for remote learning, customer contracts and digital content. This company was sold on January 31, 2022 and its assets are not part of the balance sheets as of March 31, 2022.

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

The license has only remaining life of 7 years and it is amortized for the six months ended March 31, 2022.

As of March 31, 2022 and June 30, 2021, intangible assets, consisted of the following:

	March 31, 2022	June 30, 2021
Exclusive license for registering and commercializing PhotosoftTM technology	$2,000,000	$2,000,000
Trademark, website, software	-	568,188
Total	2,000,000	2,568,188
Less: accumulated amortization	(500,001)	(322,957)
Total intangible assets, net	$1,499,998	$2,245,231

For the nine months ended March 31, 2022 and 2021, the amortization expenses were $246,954 and $22,717, respectively.

NOTE 6 – LOANS PAYABLE

As of March 31, 2022 and June 30, 2021, loans payable, consisted of the following:

	March 31, 2022	June 30, 2021
Current loan payable:
Mortgage loan	$1,840,026	$2,046,477
COVID-19 loan	-	5,077
Loan	396,669	-
Loan - Aura	599,273	-
HP Liability - Label Applicator	4,391	-
Total current loan payable	$2,840,360	$2,051,554

Non-current loan payable:
COVID-19 loan	187,477	182,329
Total non-current loan payable:	$187,477	$182,329
Total loan payable	$3,027,837	$2,233,883

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

On June 28, 2021, the Company’s subsidiary purchased a property which consist of 2720m2 land and building 1760m2. Since the intention was to settle the property prior to June 30, 2021as per the Sale & Purchase Contract, the liability of the loan had to be recognized, even though the agreement date of the loans for this property is on August 6, 2021 and on September 1, 2021. This transaction is an adjusting event for the balance sheet at June 30, 2021. The Company’s subsidiary obtained on August 6, 2021 a mortgage loan of $ 1,746,920 (AUD 2,380,000) from private lender COE Property Group Pty Ltd to assist the Company to buy the property of the business place. This loan is divided in two tranches. The term of the loan is one year from the commencement date for the first tranche in the amount of $ 1,490,020 (AUD 2,030,000), the interest rate is 9% per annum and for the second tranche in the amount of $ 256,900 (AUD 350,000), the term of the loan is 4 months from the commencement date and the interest rate is 36% per annum. Monthly payments are compound just from interest in the amount of $ 11,175 (AUD 15,225) for first tranche and interest in the amount of $ 7,707 (AUD 10,500) for the second tranche. The loan is secured under the Company’s present and future property of any kind, including all personal property. The principal amount will be paid in the end of the term, December 6, 2021 for second tranche and August 5, 2022 for first tranche. Both tranches are paid on May 4, 2022.

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

As of March 31, 2022 and June 30, 2021 the Company had outstanding balances of $1,840,026 and $2,046,477 related to the mortgage loan.

The Company’s subsidiary obtained on October 15, 2021 a loan of $266,976 (AUD 360,000) from private lender James Lee to assist the Company to pay another loan. The term of the loan was three months from the commencement date but it is extended with two more months, and the interest rate is 48% per annum or 96% per annum if the payment will be default as per loan agreement. The loan is secured under the Company’s present and future property of any kind, including all personal property. The principal amount and the interest should be paid both on March 15, 2022. The Company’s subsidiary obtained on November 12, 2021 a loan of $547,319 (AUD747,500) from private lender Aura Loan Management Pty Ltd to assist the Company to cover the fit-out expenses for the property purchased lately located at 900 Sandgate Road, Clayfield QLD, 4011 Australia in order to be ready for internal use of the subsidiary Rayont (Autsralia) Pty Ltd. The term of the loan is 12 months from the commencement date, and the interest rate is 9.25% per annum. Monthly payments are compound just from interest in the amount of $4,183 (AUD5,762). The loan is secured under the Company’s present and future property of any kind, including all personal property. This loan is paid on May 4, 2022.

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

For the 9 months ended March 31, 2022 and 2021 the interest expenses were $302,494 and $37,047, respectively.

NOTE 7 – FINANCE LEASE PAYABLE

	March 31, 2022	June 30, 2021
Current finance lease:
Finance lease for vehicle	$8,366	$8,188
Total current finance lease	$8,366	$8,188

Non-current finance lease:
Finance lease for vehicle	13,443	19,669
Total non-current finance lease:	$13,443	$19,669
Total finance lease	$21,809	$27,857

On October 28, 2020, the Company’s subsidiary obtained a Finance Lease for vehicle in the amount of $34,167 (AUD 44,880) from Australian Alliance Automotive Finance Pty Limited to assist the Company to meet its operating activities. The term of the loan is 4 years from the commencement date, and the interest rate is 5.03% for the term. As of March 31, 2022, the Company had outstanding balances of $21,809 related to the Finance Lease.

Finance lease activity is included in property and equipment, net.

NOTE 8 – CONCENTRATION

At March 31, 2022 and June 30, 2021, the major customer represented approximately 42% and 0% of total accounts receivable, respectively. The payment is received on April 4, 2022 from this customer for the due amount to the end of March 31, 2022 and the difference will be paid on May, 2022.

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

On March 31, 2022, the Company issued 13,889 shares of common stock to the two board directors of the Company as a compensation fee for their services.

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

Capital Stock Authorized

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2022 and June 30, 2021, the outstanding shares of common stock were 48,083,356 and 46,783,369, respectively.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Series A Preferred Stock with a par value of $0.001 per share. There are not preferred shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in the consolidated financial statements are as follows:

Name	Relationship
Rural Asset Management Services, Inc. (“Rural”)	One of major shareholder of Rayont Inc

Natural Health & Education Pty Ltd (“NHE”)	Entity under the same beneficial owner, Rural’s Asset Shareholder

Abrar Investments Pty Ltd	Shareholder of Rayont Inc

Exit Solutions Pty Ltd	Entity under the same beneficial owner/ common directors

Zenio Management Pty Ltd	Entity under the same beneficial owner/ common directors

Blue Pacific Academy	Entity under the same beneficial owner/ common directors

Accounting Business Solutions Pty Ltd	Common directors

TheAliKasa Australia Pty Ltd	Common directors

Xseed Pty Ltd	Common directors

Amount due from related parties

	March 31, 2022	June 30, 2021
TheAliKasa Australia Pty Ltd	$36,884	$-
Rural Asset Management Services	11,881	11,881
Blue Pacific Academy	4,000	4,000
Abrar Investments Pty Ltd	2,925	-
Director’s loan	31,092	-
Total	$86,782	$15,881

As of March 31, 2022 and June 30, 2021, Prema Life Pty Ltd had loans receivable of $36,884 and $nil from TheAliKasa Australia Pty Ltd. The loans receivable was non-interest bearing and due upon request.

As of March 31, 2022 and June 30, 2021, Rayont International (L) had loans receivable of $11,881 from Rural Asset Management Services. On June 30, 2020, the company agreed to grant a loan to the Rural for the amount of $91,823. The loan bears no interest rate and receivable on demands. Due to the short maturity of the loan, the Company had a current loans receivable of $91,823 as of September 30, 2020. The Company made a three-party agreement on December 31, 2020 between its subsidiary Rayont International (L), Rayont Inc and Rural in order to eliminate the loans from /to Rural and there is no need for money to move around. The remaining balance of $11,881 will be received on demands.

As of March 31, 2022 and June 30, 2021, Rayont International (L) Ltd had loans receivable of $4,000 from Blue Pacific Academy. The loans receivable was non-interest bearing and due upon request.

As of March 31, 2022 and June 30, 2021, Prema Life Pty Ltd had loans receivable of $2,925 and $nil from Abrar Investments Pty Ltd. The loans receivable was non-interest bearing and due upon request.

As of March 31, 2022 and June 30, 2021, Rayont International (L) Ltd had loans receivable of $31,092 and $nil from director of the company. The loans receivable was non-interest bearing. “Since inception of outstanding balance, the management and its directors have been brought attention to and agreed that there has been violation due to loans to directors and executive offices up to current quarter ended March 31, 2022. As of the date of this report, the management and its directors are still in the process of rectifying the system deficiencies and correcting the errors by end of June 30, 2022.”

Amounts due to related parties

As of March 31, 2022 and June 30, 2021, the Company had amount due to related parties as follows:

	March 31, 2022	June 30, 2021
Exit Solutions Pty Ltd	$4,992	$-
Accounting Business Solutions Pty Ltd	-	1,133
Xseed Pty Ltd	1,894	-
Abrar Investments Pty Ltd	20,988	-
TheAliKasa Australia	725	-
Director’s loan	-	386,105
Total	$28,599	$387,238

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of March 31, 2022.

NOTE 12 – OTHER INCOME

Other income was $514,320 and $782,545 for the nine months ended March 31, 2022 and 2021, respectively. This income for nine months ended March 31, 2022 was mainly due to gain on disposal of the subsidiaries Rayont Technologies Pty Ltd and Rayont Technologies (M) Sdn Bhd on January 31, 2022 and debt forgiven. This income for nine months ended March 31, 2021 was mainly due to tax incentive/grant obtained in relation to approved research and development activities carried out, due to ATO COVID19 Job Seeker, Cash Flow Boost incentives from Australian Government and gain on purchase of assets from Workstar Tech (Aust) Pty Ltd. On October 15, 2020, the Company entered into an agreement to purchase the assets of Workstar Tech (Aust) Pty Ltd, from an individual towards purchase of fair value of USD476,594.32 (AUD632,393) for purchase consideration of USD228,258.35 (AUD302,876).

NOTE 13 – OTHER ASSETS

On January 31, 2022, two subsidiaries are disposed. One subsidiary Rayont Technologies (M) Sdn Bhd is disposed for the amount of USD40,000 and the other subsidiary Rayont Technologies Pty Ltd is disposed for the amount of $660,000. The purchase price for both companies in the amount of USD700,000 is not done with cash but in the form of shares issued of buyer. Quantum Capital Inc (the buyer) issued 3,494,176 shares to the Rayont (Australia) Pty Ltd for the 100% of the issued and outstanding common stock of Rayont Technologies Pty Ltd owned from Rayont (Australia) Pty Ltd and 100% of the issued and outstanding common stock of Rayont Technologies (M) Sdn Bhd owned from Rayont (Malaysia) Sdn Bhd.

In addition, Quantum Capital Inc issued 314,995 more shares to the Rayont (Australia) Pty Ltd as a repayment for the loan that Rayont Technologies (M) Sdn Bhd has received from Rayont International (L) Labuan (one subsidiary of the Rayont Inc) and Rayont (Malaysia) Sdn Bhd. This loan balance as per date of this agreement is USD63,104.

NOTE 14 - SUBSEQUENT EVENTS

Rayont Inc., through its wholly owned subsidiary No More Knots Holdings Pty Ltd, completed the acquisition of the No More Knots Group of companies, the largest provider of Remedial Massage and Myotherapy services in Australia. It has acquired 100% of the total outstanding shares and units of No More Knots Pty Ltd, No More Knots (Taringa) Pty Ltd and No More Knots (Newmarket) Pty Ltd in exchange for USD2,200,000 (AUD 3,000,000) cash, payable in two tranches. The first tranche of USD 1.8M was payable before or on 1 April, 2022 and the second tranche of USD400,000 is payable before or on July 15, 2022 The payment is done on May 4, 2022.

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

On January 19, 2022, the Company incorporated three companies that are No More Knots Holdings Pty Ltd, No More Knots (Clayfield) Pty Ltd and Wonder Foods Retail Pty Ltd with a paid-up capital of $72 for each of them to carry out its business activities in Australia.

On January 31, 2022, two subsidiaries are disposed. One subsidiary Rayont Technologies (M) Sdn Bhd is disposed for the amount of USD40,000 and the other subsidiary Rayont Technologies Pty Ltd is disposed for the amount of $660,000. Both subsidiaries are acquired from Quantum Capital Inc.

Rayont Inc., through its wholly owned subsidiary No More Knots Holdings Pty Ltd, completed the acquisition of the No More Knots Group of companies, the largest provider of Remedial Massage and Myotherapy services in Australia. It has acquired 100% of the total outstanding shares and units of No More Knots Pty Ltd, No More Knots (Taringa) Pty Ltd and No More Knots (Newmarket) Pty Ltd in exchange for USD2,200,000 (AUD 3,000,000) cash, payable in two tranches. The first tranche of USD 1.8M was payable before or on 1 April, 2022 and the second tranche of USD400,000 is payable before or on July 15, 2022 The payment is done on May 4, 2022.

The World Health Organization designated COVID-19 as a global pandemic. To date, the Company has experienced some adverse impacts; however, the impacts of COVID-19 on our operating results for the nine months ended March 31, 2022 and the March 31, 2021 was limited due to the nature of our business. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

Revenue

There were $464,698 and $951,464 revenue generated for the three months ended March 31, 2022 and 2021, respectively. The decrease was attributable to revenues generated from Rayont Technologies Pty Ltd that were lower this period compare with the three months ended on March 31, 2021. The Company continues looking for other opportunities which could potentially increase the revenues and profits of the Company.

Cost of Goods Sold

There were $309,440 and $340,325 cost of goods sold for the three months ended March 31, 2022 and 2021, respectively. The decrease was attributable to the decreased of revenues for the quarter ended March 31, 2022.

Operating Expense

Our operating expenses consist of selling, general and administrative expenses, depreciation and amortization expense.

For the three months ended March 31, 2022 and 2021, there were a total of $435,153 and $575,784 operating expenses, respectively. The decrease was primarily due to the decrease in the selling, general and administrative expenses as the revenues for the same period is decreased.

Other Income

Other income was $514,320 and $125,401 for the three months ended March 31, 2022 and 2021, respectively. This income for three months ended March 31, 2022 was mainly due to gain on disposal of the subsidiaries Rayont Technologies Pty Ltd and Rayont Technologies (M) Sdn Bhd on January 31, 2022 and debt forgiven. This income for three months ended March 31, 2021 was mainly due to tax incentive/grant obtained in relation to approved research and development activities carried out, due to ATO COVID19 Job Seeker and Cash Flow Boost incentives from Australian Government.

Net (Loss) / Income

We had a net income of $80,650 for the three months ended March 31, 2022, and a net income of $147,643 for the three months ended March 31, 2021 based on the factors discussed above.

Comparison of the nine months ended March 31, 2022 and 2021

Revenue

There were $1,826,585 and $2,147,704 revenue generated for the nine months ended March 31, 2022 and 2021, respectively. The decrease was attributable to revenues generated from Rayont Technologies Pty Ltd that were lower this period compare with the nine months ended on March 31, 2021. The Company continues looking for other opportunities which could potentially increase the revenues and profits of the Company.

Cost of Goods Sold

There were $999,906 and $865,115 cost of goods sold for the nine months ended March 31, 2022 and 2021, respectively. The increase was attributable to the increased cost of goods sold from Prema Life Pty Ltd from 53 % to 60%.

Operating Expense

Our operating expenses consist of selling, general and administrative expenses, depreciation and amortization expense.

For the nine months ended March 31, 2022 and 2021, there were a total of $1,573,045 and $1,424,106 operating expenses, respectively. The increase was primarily due to the salary expenses incurred for the operating subsidiary, the operating expenses generated from Prema Life, as well as the increase in the depreciation and amortization expense due to the new intangible and tangible assets acquired.

Other Income

Other income was $514,320 and $782,545 for the nine months ended March 31, 2022 and 2021, respectively. This income for nine months ended March 31, 2022 was mainly due to gain on disposal of the subsidiaries Rayont Technologies Pty Ltd and Rayont Technologies (M) Sdn Bhd on January 31, 2022 and debt forgiven. This income for nine months ended March 31, 2021 was mainly due to tax incentive/grant obtained in relation to approved research and development activities carried out, due to ATO COVID19 Job Seeker, Cash Flow Boost incentives from Australian Government and gain on purchase of assets from Workstar Tech (Aust) Pty Ltd. On October 15, 2020, the Company entered into an agreement to purchase the assets of Workstar Tech (Aust) Pty Ltd, from an individual towards purchase of fair value of USD476,594.32 (AUD632,393) for purchase consideration of USD228,258.35 (AUD302,876).

Net (Loss) / Income

We had a net loss of $534,540 for the nine months ended March 31, 2022, and a net income of $609,528 for the nine months ended March 31, 2021 based on the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2022 and June 30, 2021, the Company had working capital deficit of $2,500,022 and $1,456,964, respectively. The deficit is attributable to loans due to a related party of $28,599 and $387,238, respectively; accounts payable of $294,976 and $99,615, respectively; accrued liabilities of $299,689 and $472,021, respectively; loan payable of $2,840,360 and $2,051,554, respectively; other payables of $22,740 and $209,712, respectively. As of March 31, 2022 and June 30, 2021, the Company had $994,708 and $1,771,364 in current assets, respectively.

As of March 31, 2022 and June 30, 2021, we had a cash and equivalents balance of $37,845 and $243,610, respectively. The Company’s operations are primarily funded by the revenue, other income, proceeds received from the sale of common stock in private placements and financial support from major shareholders.

Cash Flows from Operating Activities

Net cash provided by operating activities was $272,736 for the nine months ended March 31, 2022 compared with net cash used by operating activities of $103,470 for the nine months ended March 31, 2021. During the nine months ended March 31, 2022, the net cash provided by operating activities was attributed to net loss of $534,540, offset by depreciation and amortization expense of $349,921, shares issued as a compassion for services of $52,500, gain on disposal of investments of $312,143 and payable forgiven of $118,450; an decrease in accounts receivable of $266,761, an decrease in inventory of $75,409, an increase in accounts payable of $189,939, a decrease in accrued liabilities of $165,884, an increase in prepaid expense of $28,640, an increase in other assets of $41,148, an increase in other payable of $200,478 and a decrease in other receivables of $338,533.

During the nine months ended March 31, 2021, the net cash used by operating activities was attributed to net income of $609,528, offset by depreciation and amortization expense of $121,853, gain on purchase of assets of $242,934, an increase in accounts receivable of $552,881, an increase in inventory of $195,803, a increase in accounts payable of $80,374, a increase in accrued liabilities of $1,673 5, an increase in prepaid expense of $26,001,a decrease in advance to officer of $2,206, a decrease in other assets of $47 a decrease in other receivables of $76,141, an increase in other payable of $22,327.

Cash Flows from Investing Activities

Net cash used in investing activities was $874,770 for the nine months ended March 31, 2022 compared with net cash used in investing activities of $172,697 for the nine months ended March 31, 2021.

During the nine months ended March 31, 2022, the net cash used in investing activities was attributed to the remaining payment in the amount of $189,511 for the intangible assets purchased from Workstar Tech (Aust) Pty Ltd on October 15, 2020 and the payment in the amount of $685,259 done for the 32 French Avenue property Fit Out.

During the nine months ended March 31, 2021, the net cash used in investing activities was attributed to the purchases of property and equipment of $68,779, payment in the amount of $105,000 for purchased of the intangible assets from Rayont Technologies (M) Sdn Bhd and cash from acquisition of company Rayont International (L) Ltd on September 30, 2020 in the amount of $1,082.

Cash Flow from Financing Activities

Net cash used in financing activities during the nine months ended March 31, 2022 and 2021 of $454,881 and $89,286, respectively; proceeds from loan payable in the amount of $765,362 and $29,334, respectively; repayment to related party in the amount of $418,697 and $494,961, respectively; issuance of common stock in the amount of $108,216 and $579,363, respectively; adjustment in additional paid in capital in the amount of $0 and $24,450 respectively.

Non-Cash Investing and Financing Activities

During the nine months ended March 31, 2022, issuance of common stock for business acquisitions in the amount of $618,320 and the issuance of common stock for acquisition of a property in the amount of $1,159,040.

During the nine months ended March 31, 2021, the issuance of common stock for business acquisitions in the amount of $74,384 and forgiveness of debt in the amount of $2,016,363.

Equity and Capital Resources

We had a net loss for the nine months ended March 31, 2022 and had an accumulated deficit of $4,446,944 as of March 31, 2022. As of March 31, 2022, we had cash of $37,845, compared to cash of $243,610 as of June 30, 2021.

We had material commitments for capital expenditures as of March 31, 2022 which is the purchased a new property on 23 September 2021 located at 900 Sandgate Road, Clayfield QLD, 4011, Australia for USD1,159,040, excluding GST, from Rayont (Australia) Pty Ltd. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2021 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2022, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

During the period from July 2021 through March 2022, the Company sold and issued 49,114 shares of common stock to 2 independent investors pursuant to a private placement; 16,614 shares at $2.21; 32,500 shares at $2.20 for a total amount of $108,216. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

RAYONT INC.

By:	/s/ Marshini Moodley
Marshini Moodley, President
President (Principal Executive Officer), Chief Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and, on the dates, stated.

/s/ Marshini Moodley	Dated: May 17, 2022
Marshini Moodley
President (Principal Executive Officer), Chief Executive Officer

/s/ Marshini Moodley	Dated: May 17, 2022
Marshini Moodley
Principal Financial Officer and Director

