Form 10-K
period 2022-06-30
RAYONT INC.
filed 2022-12-29
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $24,451,275 as of December 31, 2021.

There were 50,163,797 shares of issuer’s Common Stock outstanding as of December 28, 2022.

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

The Company last year changed its fiscal year-end from a fiscal year ending on September 30 to a fiscal year ending on June 30. This Report includes our audited consolidated financial statements as at and for the twelve months ended June 30, 2022 and as at and for the twelve months ended June 30, 2021. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

ii

PART I

ITEM 1. BUSINESS.

History and Overview

Rayont Inc., formerly known as Velt International Group Inc. was incorporated in Nevada on February 7, 2011 under the name A & C United Agriculture Developing Inc. Our current principal executive office is located at 228 Hamilton Avenue, 3rd Floor, Palo Alto, California 94301.

On February 7, 2011, Andy Liu and Charlie Huang, two founders, driven by the sense of mission and duty to provide safe, high-quality and affordable vegetable products in China for her current and future generations, formed the company in state of Nevada, USA at 2011.

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

On November 19, 2018, the Company’s principal shareholder, Mr. Chin Kha Foo (“Mr. Foo”), entered into a Stock Purchase Agreement (the “SPA”) to transfer 60% of the Company’s issued and outstanding shares to Rural Asset Management Services, Inc., a Malaysian Labuan company (“RAM”). On December 14, 2018, RAM became the principal shareholder of the Company and Mr. Ali Kasa was appointed to be the Company’s President, CEO, CFO, and Secretary of the Company due to the change in control of the Company. RAM is an equity investment company with portfolio of interest in biotechnology, healthcare, cancer treatment research and technology, ICT and Crypto Currency. RAM has invested in companies located in Malaysia, Australia and the USA.

On January 22, 2019, the Company entered into an Acquisition Agreement with THF Holdings Pty Ltd., an Australian corporation (“THF”) and Rural, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of THF in exchange for 4,000,000 shares of Company’s common stock, valued on January 22, 2019 at $1,000,000. THF is an Australian Cancer treatment and medical device company. Rural was the majority shareholder of THF. In March 2019, the acquisition of THF was completed and THF became a subsidiary of the Company. In addition, the acquisition was accounted for business combination under common control of Rural. This company was sold in September 3, 2022. THF has subsequently changed name to Rayont (Australia) Pty Ltd,

On September 7, 2019, FINRA approved name and trading symbol change. In addition to the name change the Company also commenced a significant change in corporate strategy and the future direction of the Company.

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

On August 26, 2020, the Company established Rayont Technologies Pty Ltd. (“Rayont Technologies”) through Rayont (Australia) Pty Ltd. Rayont Technologies is an Australian corporation and Internet of Things specialist providing services such as end-to-end employee engagement and experience platform for businesses in Australia and globally. Rayont Technologies engages in providing customized digital learning based on real-life and practical situations and e-learning program. This company was sold on January 31, 2022.

In order to cope with rapid growth Rayont Technologies Pty Ltd entered an agreement on October 15, 2020 with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd for USD215,017.19 (AUD302,876.22) payable over 90 days upon Ms. Smith transferring the assets to Rayont Technologies Pty Ltd. This company was sold on January 31, 2022.

On December 23, 2020, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of Prema Life Pty Ltd, an Australian company (“Prema Life”), from TheAlikasa (Australia) Pty Ltd, Prema Life’s sole shareholder. The acquisition of Prema Life was completed, and Prema Life became a subsidiary of the Company. Prema Life is a Hazard Analysis Critical Control Point (HACCP) certified manufacturer and supplier of functional foods and supplements, and of practitioner only naturopathic and homeopathic medicines. Prema Life produces an extensive range of products including proteins, green blends, sports nutrition, weight management and maintenance, and health and wellness products. This company was sold on September 1, 2022.

On December 23, 2020, pursuant to an Acquisition Agreement, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of GGLG Properties Pty LTD, an Australian company (“GGLG”), from TheAlikasa (Australia) Pty Ltd, GGLG’s sole shareholder (the “Seller”). The Seller is an affiliate of the Company and therefore the acquisition is being treated as a related party transaction. The purchase price is $605,920, which is a 10% discount of the total amount of GGLG’s net tangible assets. The purchase price will be paid in six instalments after a $265,300 down payment. In the event an instalment payment is not paid timely, the Seller has agreed to accept shares of the Company valued at $0.87 per share. The price per share is based on a 20% discount of the average share price on the OTC Markets over the last 30 trading days.

On February 18, 2021 the Australian Foreign Investment Review Board approved the capital stock transferring of GGLG Properties Pty Ltd to the Rayont Australia Pty Ltd. On March 9, 2021, the parties agreed to amend the acquisition agreements for the GGLG Properties Pty Ltd and as per Board Resolution, the Company issued 710,713 shares of its common stocks in lieu of payment by Rayont Australia Pty Ltd of approximately $605,920 to TheAlikasa Pty Ltd as full and final payment for the acquisition of 100% of the issued and outstanding common stock of GGLG.

GGLG Properties Pty Ltd is a special purpose company to hold the property asset of Rayont (Australia) Pty Ltd. Until the 28 June 2021, GGLG Properties Pty Ltd owned the property located at 11 Aldinga Street, Brendale, 4500 QLD, Australia which is the facility where Prema Life Pty Ltd operates. With the sale of property, GGLG Properties Pty Ltd has no real assets and operations hence, it has to reinvent itself and select a business activity to focus on. This company was sold on September 1, 2022.

On December 29, 2020, the Company incorporated Rayont Malaysia Sdn Bhd with a paid-up capital of $25 and on December 31, 2020 incorporated Rayont Technologies (M) Sdn Bhd with a paid-up capital of $25 from Rayont Malaysia Sdn Bhd to carry out its business activities in Malaysia. On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD 105,000.00. These assets include software for remote learning, customer contracts, digital content and two key employees and one director. These assets will operate in Malaysia under Workstar trademark and operation shall be integrated with Rayont Technologies Australia to drive efficiency and scale of digital assets operations. Rayont Technologies (M) Sdn Bhd was sold on January 31, 2022.

On April 1, 2022 under the agreement Rayont Inc., through its wholly owned subsidiary No More Knots Holdings Pty Ltd, acquired 100% of the total outstanding shares and units of No More Knots Pty Ltd, No More Knots (Taringa) Pty Ltd and No More Knots (Newmarket) Pty Ltd in exchange for AUD3,000,000 (approximately USD 2,247,865) cash, payable in two tranches. The first trench of USD1,910,685 (AUD2,550,000) is paid on May 4, 2022 and the second tranche of USD337,180 (AUD450,000) is payable before or on January 31, 2023 if three conditions are met namely;

1. Achievement of EBIDTA of USD500,000 (AUD700,000) by June 30, 2022.

2. Former owner remain and transition the business until December 31, 2022.

3. Complete the opening of new branch by December 31,2022.

As of June 30,2022 the business failed to meet the first condition so the amount of the USD110,000 (AUD150,000) has been deducted from the purchase price. The remaining conditions have been met by the vendor and as of December 28,2022 is unconditional and it has been agreed to be paid on 31 January 2023.

No More Knots is home to over 45 tertiary qualified therapists who specialise in Remedial Massage and Myotherapy

As of this filing date, the Company has not completed and file its Form 8K as required by the SEC rules and regulations. The Company is in the process of completing all necessary documentation for the Form 8K filling in due time

On May 14, 2022 Wonderfoods Retail Pty Ltd, a wholly owned subsidiary of Rayont (Australia) Pty Ltd, entered into an agreement with Jovestone Pty Ltd to purchase the business of Go Vita at Capalaba in consideration for USD6,918 (AUD10,000) and existing stock value at USD64,337 (AUD93,000) payable in three instalments. The total payment for the purchase of the business completed on August 17, 2022.

On June 29, 2022 Rayont (Australia) Pty Ltd (“Asset Seller”), Rayont International (L) Limited (“License Seller”) and Nova Medical Group Pty Ltd (“Buyer”) signed the Asset Sale Agreement for sale of Next Generation Photo Dynamic Therapy (NGPDT) License for Sub-Sahara Africa and its equipment for a consideration of USD3,500,000 where the consideration is split as follows:

● License for Sub-Sahara Africa – USD 2,500,000

● Equipment – USD 1,000,000

About Rayont Inc

Rayont Inc is a Nevada USA company. Rayont operates in the personalized natural healthcare sector in USA and Australia.

Rayont uses scientific tools such as DNA, microbiome, iridology and other tests to personalize diagnoses, prescription and treatments of natural complementary and alternative medicine products, services and treatments to our patients in the markets we operate.

Rayont Inc Corporate Structure

As of June 30, 2022, the company group structure consisted of the following companies:

Rayont Inc Group Products and Services

In line with our purpose “help people live healthy life”. We offer our patients and clients the following products and services:

Complementary and Alternative Medicine Contract Manufacturing

Natural Vitality Australia is an Australian boutique contract manufacturer of innovative health foods and nutraceuticals. Natural Vitality Australia has been manufacturing quality health products for over 13 years as well as producing its own brand, Wonder Foods for over 30 years.

We are an experienced, certified organic processor with a wide range of organic ingredients on offer. Natural Vitality Australia specializes in functional foods, green blends, sports nutrition, weight management/maintenance and health and wellness products.

Natural Vitality Australia offers a range of manufacturing options include powders, liquids, capsules, homeopathic, creams and ointments.

https://nva.com.au

Prescription Only Complementary Alternative Medicine

Natura Prescriptum Medicina (NPM) is a brand of products that licensed naturopaths can prescribe to their patients. These products are manufactured at our own manufacturing facility and distributed via our distributors to pharmacies across Australia.

We have more than 2000 licensed naturopaths across Australia who carry our products and distribute it to their clients.

https://premalifeaustralia.com/product/weight-support-drops/

Complementary & Alternative Medicine E-Commerce

https://wonderfoods.com.au is an e-commerce platform that offers functional food, supplements, complementary and alternative medicine products for those who seek to improve their health naturally.

The site offers consumers a range of products made from natural organic sources of products and delivered to customers across Australia.

Telehealth Platform for Naturopaths

http://healthscript.io is a platform for complementary and alternative health on demand. The platform enables consumers to find, consult and obtain prescription from licensed naturopath’s online of from their phone.

The platform is an Australian platform for now with aspiration to become a global platform is available on website, android and IOS.

The prescriptions are digitally delivered to Premalife office and the delivered to patients with mail within 48 hours.

Health Education

https://totalvita.com.au is FREE health literacy and education website for consumers globally. The articles are written by professional medical, allied health, naturopaths and other professionals.

Cosmetics

https://www.rosanaturals.com/about/ is a cosmetic range of products sold under the brand rosa naturals. The products are manufactured at our factory and distributed online and through pharmacies across Australia. We recently acquired biomimmic skin care brand adding to our cosmetics brand. https://www.biomimicskincare.com

Remedial Massage & Myotherapy

https://nomoreknots.com.au is the largest Australian remedial massage & myotherapy offering a wide range of service to patients of various ages such as remedial massage, myotherapy, pregnancy massage, physio, osteopathy, and beauty therapy. The services are offered currently at Greenslopes, Taringa, Newmarket, and Ipswich. We are adding Clayfield as our fifth branch with aspiration to become not just an Australia wide player but a global brand.

Compounding Pharmacy

https://www.tuguncompounding.com.au is a Queensland based custom made compounding pharmacy. A growing network of practitioners across Australia supply their patients’ prescriptions to Tugun Compounding Pharmacy where they are fulfilled and custom made. The company has capabilities to produce a wide range of products including active ingredients, aesthetics and dermatology.

Skin DNA Testing

https://www.skindna.com.au is a proprietary Skin DNA testing platform and largest skin DNA profiling tool in the world. The company has its main

Marketing and Sales

In order to become competitive in the private equity space, the Company has taken steps to establish a number of digital marketing channels namely:

1)	Websites. This is an effective marketing and branding tool for customers, employees and investors as well as the public educations. The Company has completed its website and updates it regularly. The following are some important websites that the Company has:

Company	Website
Rayont Inc	https://rayont.com
Wonder Foods Pty Ltd	https://wonderfoods.com.au
Health Script Pty Ltd	http://healthscript.io
Prema Life Pty Ltd	https://totalvita.com.au
Prema Life Pty Ltd	https://www.rosanaturals.com
Prema Life Pty Ltd	https://premalifeaustralia.com
Prema Life Pty Ltd	https://nva.com.au
The Skin DNA Pty Ltd	https://www.skindna.com.au
Health Script Pty Ltd	https://www.tuguncompounding.com.au
No More Knots Pty Ltd	https://nomoreknots.com.au
Biomimic Pty Ltd	https://www.biomimicskincare.com

2)	Social media channels The Company has set up major social media channels such as Facebook, LinkedIn and Instagram for each brand. The Company has established YouTube channels for some of the brands. These social media channels are linked and integrated with the websites.

3)	Digital and traditional advertising. The marketing infrastructure enables the Company and its subsidiaries to conduct both digital and traditional advertising activities.

Intellectual Property

The Company through its subsidiaries has acquired current trademarks, classes, countries registered and developed a number of intellectual properties in form of trademarks. The table below provides the list of expiry date for each trademark.

Owner	Number	Trade Mark (Words)	Classes	Narration	Renewal Date
Prema Life	395814	Bio Research	5	All goods in this class, particularly pharmaceutical products	22-August-2024

Prema Life	1563375	Radico Colour Me	3	Hair Colours	18-June-2023

Prema Life	1563600	Oliveheart	5	Dietary Food Supplement for Human Consumption	19-June-2023

Prema Life	1676868	Liten’up	5	Dietary food preparations for medical use (medical food); Dietary food supplements; Dietetic food supplements adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic foods for medicinal purposes; Dietetic foodstuffs for medical purposes; Food supplements (dietary supplements); Food supplements for medical purposes	24-February-2025

Prema Life	1708072	BlackAqua	5	Dietary supplemental drinks in nature of vitamin and mineral beverages, nutritionally fortified water; energy drinks (dietary supplements); mineral supplement for humans	17-July-2025

Prema Life	1712023	Physio-eze	5	Pain relieving creams	05-August-2025

Prema Life	1721405	Macaroo	5	Dietary supplements; Herbal dietary supplements	14-September-2025

Prema Life	1766361	MarineGreen Plus	5	Dietary food supplements; Dietary nutritional supplements; Dietary supplements; Herbal dietary supplements; Plant extracts (dietary supplements); Supplements (trace element) for foodstuffs for human consumption	22-April-2026

Prema Life	1768773	Figalax	5	Dietary fiber; Dietary fibre; Dietary food supplements; Dietary protein supplements; Dietary supplements; Energy drinks (dietary supplements)	04-May-2026

Prema Life	1836265	NPM	35	Brand creation services	05-April-2027

Prema Life	1836266	Bio Activ	35	Brand creation services	05-April-2027

Prema Life	1836267	Sun Ray Health & Botanicals	35	Brand creation services	05-April-2027

Prema Bros	1837211	Prema	29	Extra-virgin olive oil; Fish in olive oil; Olive oil; Olive oil dip; Olive oil for food	7 Aril 2027

Complementary and Alternative Medicine Manufacturing Industry

Maintaining health and well-being has moved to the forefront of Australian’s minds as the COVID-19 epidemic has swept across the globe. This has led to a surge in consumer demand for health and wellbeing products in tandem with an increased awareness of naturopath remedies.

Technological advancement has lagged the industry average in the supplements sector, though projected growth and increased demand will force the industry to adapt and invest into technological and productive innovation.

Overall, success in the vitamin and supplement industry is characterized by three attributes: low revenue concentration, high Asian demand and economies of scale.

A well-positioned firm would optimally take advantage of these factors by expanding internationally and producing high volumes to minimize marginal costs and maximise profits before established players can collect a market share too large to appropriate.

Vitamin & Supplement Manufacturing Industry

Source: https://www.grandviewresearch.com/industry-analysis/dietary-supplements-market

Vitamin and Supplement Manufacturing in Australia - Market Size 2007–2028

Source: https://www.ibisworld.com/au/market-size/vitamin-supplement-manufacturing

The Vitamin & Supplement Manufacturing industry has grown at a faster rate than the Consumer Goods & Services sector in Australia.

Vitamin & Supplement Market Segmentation

Major Players in Australia

No	Industry Players	Description	Market Share
1	Blackmore Ltd	Blackmores Ltd is Australia’s leading natural health company. Founded by Maurice Blackmore, the company is listed on ASX and operates in Australia and globally. Blackmore has developed high quality products and services that deliver a more natural approach to health, based on our expertise in vitamins, minerals, herbs and nutrients.	5.9%
2	Nature`s Care Pty Ltd	Nature`s Care Pty Ltd was founded in Sydney in 1990. The company manufactures and distributes health supplements throughout Australia and globally.	6.9%
3	Pharmacare Laboratories Pty Ltd	Pharmacare Laboratories Pty Ltd is an Australian based natural health company that manufactures and distributes products across Australia and globally.	5.7%

Key Global Markets Overview

Government Regulations

Certain aspects of our business activities are regulated by different government regulations in different countries we operate. Given the nature of business operations of Rayont Inc and its subsidiaries, the laws and regulations application are:

●	The standards in the Australia New Zealand Food Standards Code are legislative instruments under the Legislation Act 2003. Most of products we manufacture and distribute are classifies as food in Australia and New Zealand.

●	Therapeutic Goods Administration (TGA) is Australia’s government authority responsible for evaluating, assessing and monitoring products that are defined as therapeutic goods. It regulates medicines, medical devices and biologicals to help Australians stay healthy and safe. A significant portion of products we manufacture and distribute as classified as medicine and hence require medical doctor’s prescriptions to be sold to consumers.

Employees

As of June 30, 2022, the Group of Rayont has 58 employees of which:

Company	Number of Employees
Prema Life Pty Ltd	21
No More Knots Pty Ltd	14
No More Knots Holdings Pty Ltd	2
No More Knots (Taringa) Pty Ltd	4
No More Knots (Newmarket) Pty Ltd	5
Wonder Foods Retail Pty Ltd	8
Rayont (Australia) Pty Ltd	2
Rayont Inc	2
Total	58

All of whom performed operational, technical and administrative functions. No payroll will be paid to the employees from Rayont Inc before the Company generates net profits. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these employees belong to labour unions.

ITEM 1A. RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2. PROPERTIES.

Our executive office address is located at 228 Hamilton Avenue, 3rd Floor, Palo Alto, California 94301. The lease for this facility is $2,100 yearly. The other subsidiaries of the group operate in properties owns from the group or by lease as explained below:

●	Prema Life Pty Ltd owns the property located at 32 French Avenue, Brendale QLD 4500, Australia. This property was bought in June 28, 2021. It consists of 2720m2 land and Building 1760m2.

●	Rayont (Australia) Pty Ltd owns the property located at 900 Sandgate Road, Clayfield QLD, 4011, Australia. This property was bought in September 23, 2021. It consists of 607m2 land and Building 445m2.

●	Rayont Properties Pty Ltd owns two properties. The first is located at 85 Juliette St, Greenslopes (lot 272) QLD 4120, Australia. This property was bought in May 4, 2022. It consists of 405m2 land and Building 280m2. The second is located at 44 Marquis Street, Greenslopes (lot 280) QLD 4120, Australia. This property was bought in May 4, 2022. It consists of 405m2 land and Building 115m2.

●	No More Knots (Newmarket) Pty Ltd is lessee for the property located at 285-287 Enoggera Road, Newmarket, Qld, 4051, Australia. The lease for this facility is $57,441 yearly. Term of lease is for five years.

●	No More Knots (Taringa) Pty Ltd is lessee for the property located at 215 Moggill Road, Taringa QLD 4068, Australia. The lease for this facility is $57,911yearly. Term of lease is for five years.

●	Wonder Foods Retail Pty Ltd is lessee for the property located at Unit 6, 3986-3988 Pacific Highway, Loganholme QLD 4129, Australia. The lease for this facility is $46,671 yearly. Term of lease is for five years.

We believe that our facilities are suitable and adequate for their intended use.

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

Fiscal 2019	Low	High
First Quarter	$0.29	$0.34
Second Quarter	$0.23	$0.75
Third Quarter	$0.20	$0.51
Fourth Quarter	$0.33	$0.50

Fiscal 2020	Low	High
First Quarter	$0.09	$0.50
Second Quarter	$0.09	$0.51
Third Quarter	$0.05	$0.50
Fourth Quarter	$0.07	$0.07

Fiscal 2021	Low	High
First Quarter	$0.07	$1.45
Second Quarter	$1.13	$2.65
Third Quarter	$1.50	$3.02

Fiscal 2022	Low	High
First Quarter	$0.24	$2.98
Second Quarter	$2.5	$2.74
Third Quarter	$0.44	$2.5
Fourth Quarter	$0.8	$1.95

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

Common Stock Currently Outstanding

As of December 28, 2022, 50,163,797 shares were issued and outstanding.

Holders

As of the date of this Report, we had approximately 587 stockholders of record of our common stock.

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

Transfer Agent

Pacific Stock Transfer Company located at 6725 Via Austi Pkwy., Suite 300, Las Vegas, NV 89119 is the transfer agent for our common stock.

Recent Sales of Unregistered Securities

During July 1, 2021 to June 30, 2022, the Company sold 49,114 shares of common stock to 2 independent investors pursuant to a private placement; 16,614 shares at $2.21; 32,500 shares at $2.20 for a total amount of $108,217.

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

On November 19, 2018, the Company’s former principal shareholder, Mr. Chin Kha Foo, entered into a stock purchase agreement to transfer 60% of the Company’s issued and outstanding shares to Rural Asset Management Services, Inc., a Malaysian Labuan company (“Rural”). On December 14, 2018, Rural became the principal shareholder of the Company and Mr. Ali Kasa was appointed to be the Company’s President, CEO, CFO, and Secretary due to the change in control of the Company. Rural is an equity investment company with portfolio of interest in biotechnology, healthcare, cancer treatment research and technology, ICT and Crypto Currency. Rural has invested to companies located in Malaysia, Australia and the USA.

On January 22, 2019, the Company entered into an acquisition agreement with THF Holdings Pty Ltd., an Australian corporation and Rural, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of THF Holdings Pty Ltd. in exchange for 4,000,000 shares of the Company’s common stock, valued on January 22, 2019 at $1,000,000. THF Holdings Pty Ltd. is an Australian Cancer treatment and medical device company. Rural is the majority shareholder of THF Holdings Pty Ltd. In March 2019, the acquisition of THF Holdings Pty Ltd. was completed and THF Holdings Pty Ltd. became a subsidiary of the Company. In addition, the acquisition was accounted for business combination under common control of Rural. On August 25, 2020, the name THF Holdings Pty Ltd. was changed to Rayont (Australia) Pty Ltd. (“Rayont Australia”). This company was sold on September 1, 2022.

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

On August 26, 2020, the Company established Rayont Technologies Pty Ltd. (Rayont Technologies) through Rayont Australia. Rayont Technologies is an Australian corporation and is engaged primarily in digital learning solutions to support the development of people skills that drive business growth. This company was sold on January 31, 2022.

On September 30, 2020, the Company acquired all of the issued and outstanding capital stock of Rayont International (L) Limited (Rayont International), a Malaysian company. The purchase price paid by the Company was 25,714,286 shares of its common stock valued at $1,800,000 or $0.07 per share, which was the closing price of the Company’s common stock on the OTC Markets on September 29, 2020. Rayont International is a clinical-stage life sciences company that holds the exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. The exclusive license for License for Sub-Sahara Africa was sold on June 29, 2022 for the amount of USD 2,500,000 to the Nova Medical Group Pty Ltd.

On October 15, 2020, Rayont Technologies Pty Ltd entered into an agreement with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd for AUD 302,876.22 payable over 90 days upon Ms Smith transfers the assets to Rayont Technologies Pty Ltd. The assets that Rayont Technologies acquired under the agreement includes trademark, website, software, office assets. Rayont Technologies Pty Ltd was sold on January 31, 2022.

On December 23, 2020, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of Prema Life Pty Ltd, an Australian company (“Prema Life”), from TheAlikasa (Australia) Pty Ltd, Prema Life’s sole shareholder. The acquisition of Prema Life was completed, and Prema Life became a subsidiary of the Company. Prema Life is a HACCP certified manufacturer and supplier of functional foods and supplements, and of practitioner only naturopathic and homeopathic medicines. Prema Life produces an extensive range of products including proteins, green blends, sports nutrition, weight management and maintenance, and health and wellness products. In addition, the acquisition was accounted for business combination under common control. The method of accounting for such transfers, as well as the acquisition of businesses, was similar to the pooling of interest’s method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity. The amount by which the proceeds paid by the Company differs from Prema Life’s historical carrying value of the acquired business is accounted for as a return of capital or contribution of capital. In addition, transfers of net assets between entities under common control were accounted for as if the transfer occurred from the date that the Company and the acquired business were both under the common control and had begun operations. Prema Life Pty Ltd was sold on September 1, 2022.

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

On February 18, 2021 the Foreign Investment Review Board approved the capital stock transferring of GGLG Properties Pty Ltd to the Rayont Australia Pty Ltd. On March 9, 2021, the parties agreed to amend the acquisition agreements for the GGLG Properties Pty Ltd and as per Board Resolution, the Company issued 710,713 shares of its common stocks in leu of payment by Rayont Australia Pty Ltd of approximately $605,920 (AUD 800,000) to TheAlikasa Pty Ltd as full and final payment for the acquisition of 100% of the issued and outstanding common stock of GGLG. This company was sold on September 1, 2022.

On December 29, 2020, the Company incorporated Rayont Malaysia Sdn Bhd with a paid-up capital of $25 and Rayont Malaysia Sdn Bhd incorporated on December 31, 2020 Rayont Technologies (M) Sdn Bhd with a paid-up capital of $25 respectively to carry out its business activities in Malaysia. On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD 105,000.00. These assets include software for remote learning, customer contracts, digital content and three key employees. These assets will operate in Malaysia under Workstar trademark and operation shall be integrated with Rayont Technologies Australia to drive efficiency and scale of digital assets operations. Rayont Technologies (M) Sdn Bhd was sold on January 31, 2022.

On April 1, 2022 under the agreement Rayont Inc., through its wholly owned subsidiary No More Knots Holdings Pty Ltd, acquired 100% of the total outstanding shares and units of No More Knots Pty Ltd, No More Knots (Taringa) Pty Ltd and No More Knots (Newmarket) Pty Ltd in exchange for AUD3,000,000 (approximately USD 2,247,865) cash, payable in two tranches. The first trench of USD1,910,685 (AUD2,550,000) is paid on May 4, 2022 and the second tranche of USD337,180 (AUD450,000) is payable before or on January 31, 2023 if three conditions are met namely;

1. Achievement of EBIDTA of USD500,000 (AUD700,000) by June 30, 2022.

2. Former owner remain and transition the business until December 31, 2022.

3. Complete the opening of new branch by December 31,2022.

As of June 30,2022 the business failed to meet the first condition so the amount of the USD110,000 (AUD150,000) has been deducted from the purchase price. The remaining conditions have been met by the vendor and as of December 28,2022 is unconditional and it has been agreed to be paid on 31 January 2023.

No More Knots is home to over 45 tertiary qualified therapists who specialise in Remedial Massage and Myotherapy

As of this filing date, the Company has not completed and file its Form 8K as required by the SEC rules and regulations. The Company is in the process of completing all necessary documentation for the Form 8K filling in due time.

On May 14, 2022 Wonderfoods Retail Pty Ltd, a wholly owned subsidiary of Rayont (Australia) Pty Ltd, entered into an agreement with Jovestone Pty Ltd to purchase the business of Go Vita at Capalaba in consideration for USD6,918 (AUD10,000) and existing stock value at USD64,337 (AUD93,000) payable in three instalments. The total payment for the purchase of the business completed on August 17, 2022.

On June 29, 2022 Rayont (Australia) Pty Ltd (“Asset Seller”), Rayont International (L) Limited (“License Seller”) and Nova Medical Group Pty Ltd (“Buyer”) signed the Asset Sale Agreement for sale of Next Generation Photo Dynamic Therapy (NGPDT) License for Sub-Sahara Africa and its equipment for a consideration of USD3,500,000 where the consideration is split as follows:

● License for Sub-Sahara Africa – USD 2,500,000

● Equipment – USD 1,000,000

About Rayont Inc

Rayont Inc is a Nevada USA company. Rayont operates in the personalized natural healthcare sector in USA and Australia.

Rayont uses scientific tools such as DNA, microbiome, iridology and other tests to personalize diagnoses, prescription and treatments of natural complementary and alternative medicine products, services and treatments to our patients in the markets we operate.

Results of Operations

For the twelve months ended June 30, 2022 and 2021

Revenue

There were $2,839,357 and $2,969,599 revenue generated for the twelve months ended June 30, 2022 and 2021, respectively. The revenues were attributable to revenues generated from digital learning solutions provided by Rayont Technologies in Australia, and the revenues generated from Prema Life, No More Knots, No More Knots (Taringa), No More Knots (Newmarket) and Wonder Foods in Australia. The Company continues looking for other opportunities which could potentially increase the profits of the Company.

Cost of Goods Sold

There were $1,456,733 and $1,221,026 cost of goods sold for the twelve months ended June 30, 2022 and 2021, respectively. The increase was attributable to costs incurred by Prema Life in Australia.

Operating Expense

Our operating expenses consist of selling, general and administrative expenses, depreciation and amortization expense.

For the twelve months ended June 30, 2022 and 2021, there were a total of $2,868,918 and $2,410,075 operating expenses, respectively. The increase was primarily due to the salary expenses incurred for the operating subsidiary, Rayont Technologies, the operating expenses generated from Prema Life as for the twelve months ended June 30, 2022, as well as the increase in the depreciation and amortization expense due to the existing and new intangible and tangible assets acquired. The Company recorded the amortization expense for intangible asset “Exclusive license for registering and commercializing PhotosoftTM technology” that was the biggest intangible asset of the Company.

Other Income

Other income was $2,370,877 and $953,709 for the twelve months ended June 30, 2022 and 2021, respectively. The increase was attributable to sale of the equipment for the cancer treatment in the amount of $385,361; to sale of the Next Generation Photo Dynamic Therapy (NGPDT) License for Sub-Sahara Africa in the amount of $ 1,071,430.59. Whilst, USD353,194 arose due to tax incentive/grant obtained in relation to approved research and development activities carried out. Other income is generated from the sale of the subsidiary Rayont Technologies Australia in the amount of $668,174 and $39,975 from the sale of Rayont Technologies in Malaysia. In addition, debt forgiven in the amount of $167,124. The amount of $314,382 is deducted from Other income as a result of the sale of two subsidiaries Rayont Technologies Malaysia and Rayont Technologies Australia in the consolidation of the financial statements of the group.

The amount of USD 298,418 was attributable to differences between seller and purchase price of the property that GGLG Properties Pty Ltd sold on June 29, 2021. On October 15, 2020, the Company entered into an agreement to purchase the assets of Workstar Tech (Aust) Pty Ltd, from an individual towards purchase of fair value of USD476,594.32 (AUD632,393) for purchase consideration of USD228,258.35 (AUD302,876). The income from this transaction is $244,376. Whilst, USD185,539 arose due to tax incentive/grant obtained in relation to approved research and development activities carried out. The amount of $225,376 was mainly due to tax incentive/grant obtained in relation to approved research and development activities carried out, due to ATO COVID19 Job Seeker, Cash Flow Boost incentives from Australian Government.

Net Income (Loss)

We had a net income of $244,858 and of $ 383,884 for the twelve months ended June 30, 2022 and June 30, 2021 respectively based on the factors discussed above.

Liquidity and Capital Resources

As of June 30, 2022 and As of June 30, 2021, the Company had working capital deficit of $83,884 and $1,456,964, respectively.

The deficit is attributable to loans due to a related party of $ 128,677 and $387,238, accounts payable of $384,355 and $99,615, accrued liabilities of $470,689 and $472,021, loan payable of $2,481,440 and $2,051,554, other payables of $278,800 and $209,712 and finance lease of $10,983 and $8,188, operating lease liabilities of $ 112,333 and $0 at June 30, 2022 and June 30, 2021, respectively.

As of June 30, 2022 and June 30, 2021, the Company had $3,783,393 and $1,771,364 in current assets, respectively.

As of June 30, 2022 and June 30, 2021, we had a cash and equivalents balance of $185,782 and $243,610, respectively. The Company’s operations are primarily funded by the revenue, other income, proceeds received from the sale of common stock in private placements and loans received during those periods.

Cash Flows from Operating Activities

Net cash used in operating activities was $169,145 for the twelve months ended June 30, 2022 compared with net cash used in operating activities of $187,493 for the twelve months ended June 30, 2021. During the twelve months ended June 30, 2022, the net cash used in operating activities was attributed to net income of $244,858, offset by depreciation and amortization expense of $485,830, non-cash portion of share based compensation for service of $61,500, gain on sale of assets of $1,456,792, gain on sale of investment of $310,277, debt waiver in the amount of $167,124 an decrease in accounts receivable of $335,759, an increase in inventory of $53,913, an increase in accounts payable of $307,322, an increase in accrued liabilities of $28,968, an increase in prepaid expense of $61,619, an decrease in other receivables of $160,024, an decrease in other assets of $14,639 and an increase in other payable of $241,680.

During the twelve months ended June 30, 2021, the net cash used in operating activities was attributed to net loss of $383,884, offset by depreciation and amortization expense of $454,508, gain on sale of assets of $244,376 an increase in accounts receivable of $343,432, an increase in inventory of $152,984, an decrease in accounts payable of $9,454, an increase in accrued liabilities of $129,701, an increase in prepaid expense of $23,719, an decrease in advance to officer of $2,219, an increase in other assets of $46,788, a increase in other receivables of $322,358, an decrease in other payable of $14,694.

Cash Flows from Investing Activities

Net cash used in investing activities was $5,229,238 for the twelve months ended June 30, 2022 compared with net cash used in investing activities of $1,845,552 for the twelve months ended June 30, 2021.

During the twelve months ended June 30, 2022, the net cash used in investing activities was attributed to the purchases of intangible assets of $188,480, purchases of property and equipment of $3,191,324, acquisition of subsidiaries, net of cash and cash equivalents of $1,849,434.

During the twelve months ended June 30, 2021, the net cash used in investing activities was attributed to the purchases of property and equipment of $1,720,498, purchases of intangible assets of $126,136, cash from acquisition of $1,082.

Cash Flow from Financing Activities

We generated cash in financing activities during the twelve months ended June 30, 2022 and 2021 of $5,334,858 and $2,031,580, respectively, from issuance of common stock in the amount of $108,217 and $701,988 respectively, proceeds from loan payable in the amount of $5,519,604 and $1,562,712, respectively, repayment to related party in the amount of $292,963 and $233,120, respectively.

Non-Cash Investing and Financing Activities

During the twelve months ended June 30, 2022, issuance of common stock for services in the amount of the $61,500, Issuance of common stock for Business acquisitions in the amount of $ 618,320, Issuance of common stock for acquisition of a property in the amount of $1,159,040.

During the twelve months ended June 30, 2021, the related party debt in the amount of $ 2,016,363 was forgiven and recorded to additional paid in capital, issuance of common stock for business acquisitions in the amount of $1,800,000.

Equity and Capital Resources

We have created income for the year ended June 30, 2022 and had an accumulated deficit of $3,634,943 as of June 30, 2022. As of June 30, 2022, we had cash of $185,782 and a working capital deficit of $83,884, compared to cash of $243,610 and a working capital deficit of $1,456,964 as of June 30, 2021.

We had material commitments for capital expenditures as of June 30, 2022. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Form 10-K, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

AS OF JUNE 30, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Rayont Inc.

228 Hamilton Avenue

3rd Floor

Palo Alto, California 94301

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayont Inc. (the ‘Company’) as of June 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive income/(loss), stockholders’ equity, and cash flows for each of two years in the year ended of June 30, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of two years in the year ended June 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s current liabilities exceeded its current assets by $83,884 and had an accumulated loss of $3,634,943. Furthermore, the Company incurred a negative cash flow from operating activities of $169,145 during the year. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Review of restriction imposed by bank covenants

The Company has a total loan payable of $7,293,415 and $2,233,833 as of June 30, 2022 and June 30, 2021, as disclosed in the consolidated financial statements, representing approximately 80% and 65% of the total group’s liabilities for respective financial year.

During the year, the subsidiaries of the group have obtained loans to re-finance its existing borrowings from private lenders and to finance the merger and acquisition of subsidiaries, the bank has imposed bank covenants and undertaking, including fulfillment of the financial ratio.

Our audit procedures in this area included the following, among others:

a)	Obtained and reviewed the bank offer letters and understanding the conditions imposed by the bank;
b)	Examined the management’s assessment of the fulfilment of covenants imposed by the bank;
c)	Assessed the appropriateness of the management’s evaluation of the breaches of covenants;
d)	Evaluated the adequacy of the evidence obtained and the appropriateness of loans classification;
e)	Assessed the adequacy of the disclosure in the financial statements.

Business combination

The Company has a goodwill of $1,866,708 and $nil as of June 30, 2022 and June 30, 2021, as disclosed in the consolidated financial statements, representing 13% and -% of the total group’s assets for respective financial year. The goodwill arises from the acquisition of subsidiaries during the financial year and the Company accounted these transactions as a business combination in accordance with the applicable standard. We identified this as the critical audit matter given to the magnitude and complexity of the goodwill recognition and measurement.

Our procedures in this area included the following, among others:

a)	Obtained understanding of terms and conditions of the acquisition as stipulated in the agreements;
b)	Evaluated the appropriateness of the accounting treatment in relation to the business combination;
c)	Evaluated the management’s assessment and the judgement made in relation to the goodwill impairment test;
d)	Evaluated the adequacy of the evidence obtained and the appropriateness of the judgment made;
e)	Assessed the adequacy of the disclosure in the financial statements.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2020.

JP Centurion & Partners PLT (PCAOB: 6723)
Kuala Lumpur, Malaysia

December 28, 2022

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021
	(Audited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$185,782	$243,610
Accounts receivables	172,705	534,525
Inventories	512,053	500,165
Prepaid expense	81,008	23,933
Due from related parties	66,016	15,881
Other receivables	2,765,829	453,250
Total Current Assets	3,783,393	1,771,364

Non-Current Assets:
Property and equipment, net	6,241,049	3,140,757
Intangible assets	-	2,245,231
Other receivables	1,009,537	-
Goodwill	1,866,708	-
Right of use asset	524,892	-
Other assets	767,656	-
Total Non-Current Assets	10,409,842	5,385,988

TOTAL ASSETS	$14,193,235	$7,157,352

LIABILITIES AND STOOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$384,355	$99,615
Accrued liabilities	470,689	472,021
Due to related parties	128,677	387,238
Loan payable	2,481,440	2,051,554
Finance lease payable	10,983	8,188
Operating lease liabilities	112,333	-
Other payables	278,800	209,712
Total Current Liabilities	3,867,277	3,228,328

Non-Current Liabilities:
Finance lease payable	7,812	19,669
Operating lease liabilities	412,559	-
Loan payable	4,811,975	182,329
Total Non-Current Liabilities	5,232,346	201,998

TOTAL LIABILITIES	$9,099,623	$3,430,326

COMMITMENTS AND CONTNGENCIES

Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 48,094,606 and 46,783,369 shares issued and outstanding as of June 30, 2022 and June 30, 2021, respectively	$48,095	$46,784
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding	-	-
Additional paid-in capital	8,939,829	6,996,198
Shares to be issued	-	618,320
Accumulated deficit	(3,634,943)	(3,879,801)
Accumulated other comprehensive loss	(259,369)	(54,475)
TOTAL STOCKHOLDERS’ EQUITY	5,093,612	3,727,026

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,193,235	$7,157,352

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(UNAUDITED)

		Restated
	Year ended June 30, 2022	Year ended June 30, 2021

Revenue	$2,839,357	$2,969,599
Cost of Revenue	(1,456,733)	(1,221,026)
Gross profit	1,382,624	1,748,573

Operating expenses:
Selling, general and administrative expenses	2,383,088	1,955,567
Depreciation and amortization expense	485,830	454,508
Total operating expenses	2,868,918	2,410,075

Operating Loss	(1,486,294)	(661,502)

Other (expense) / income:
Interest income	-	141,756
Interest expense	(615,455)	(50,079)
Other income, net	2,370,877	953,709
Total other income	1,755,422	1,045,386

Income before income taxes	269,128	383,884
Income tax expense	(24,270)	-
Net income	$244,858	$383,884

Other comprehensive items
Foreign currency translation loss	(204,894)	(29,660)
Total other comprehensive loss	(204,894)	(29,660)

Total comprehensive income	39,964	354,224
Less: comprehensive income attributable to noncontrolling interest	-	-
Total Comprehensive income attributable to shareholders of the Company	$39,964	$354,224

Weighted average shares, basic and diluted	47,896,069	37,769,100
Net earnings per common share, basic and diluted	$0.01	$0.01

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

							Accumulated
			Additional	Stock	Stock		Other
	Common Stock		Paid-In	Subscriptions	To Be	Accumulated	Comprehensive
	Shares	Amount	Capital	Receivable	Issued	Deficit	Income / (Loss)	Total

For the twelve months ended June 30, 2021
Balance as of June 30, 2020	13,157,532	13,158	4,270,513	-	-	(4,263,685)	(24,815)	(4,829)
Common Stock issued for business acquisition of a subsidiary under common control	25,714,286	25,714	48,670	-	-	-	-	74,384
Common Stock issued for cash	7,911,551	7,912	694,076	-	-	-	-	701,988
Adjustments to additional paid in capital from acquisitions	-	-	(33,423)	-	-	-	-	(33,423)
Debt forgiveness	-	-	2,016,362	-	-	-	-	2,016,362
Common Stock to be issued	-	-	-	-	618,320	-	-	618,320
Foreign currency translation loss	-	-	-	-	-	-	(29,660)	(29,660)
Net income for the twelve months ended June 30, 2021	-	-	-	-	-	383,884	-	383,884

Balance as of June 30, 2021	46,783,369	46,784	6,996,198	-	618,320	(3,879,801)	(54,475)	3,727,026

For the twelve months ended June 30, 2022
Balance as of June 30, 2021	46,783,369	46,784	6,996,198	-	618,320	(3,879,801)	(54,475)	3,727,026
Common Stock issued for business acquisition of a subsidiary under common control	710,713	710	617,610	-	(618,320)	-	-	-
Common Stock issued for acquisition of a property	515,771	516	1,158,524	-	-	-	-	1,159,040
Common Stock issued for services	35,639	36	61,464	-	-	-	-	61,500
Common Stock issued for cash	49,114	49	108,168	-	-	-	-	108,217
Adjustments to additional paid in capital from acquisitions	-	-	(2,135)	-	-	-	-	(2,135)
Foreign currency translation loss	-	-	-	-	-	-	(204,894)	(204,894)
Net income for the 12 months ended June 30, 2022	-	-	-	-	-	244,858	-	244,858

Balance as of June 30, 2022	48,094,606	48,095	8,939,829	-	-	(3,634,943)	(259,369)	5,093,612

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		Restated
	Year ended June 30, 2022	Year ended June 30, 2021

Operating Activities:
Net income	$244,858	$383,884
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash portion of share based compensation for service	61,500	-
Depreciation and amortization expense	485,830	454,508
Gain on Disposal of Investments	(310,277)	-
Gain on sale of assets	(1,456,792)	(244,376)
Debt waiver by payable	(167,124)	-
Changes in operating assets and liabilities:
Accounts receivable	335,759	(343,432)
Inventory	(53,913)	(152,984)
Accounts payable	307,322	(9,454)
Accrued liabilities	28,968	129,701
Prepaid expense	(61,619)	(23,719)
Advance to officer	-	2,219
Other assets	14,639	(46,788)
Other receivables	160,024	(322,358)
Other payable	241,680	(14,694)
Net cash used in operating activities	(169,145)	(187,493)

Investing Activities:
Cash from acquisition	-	1,082
Acquisition of subsidiaries, net of cash and cash equivalents	(1,849,434)	-
Purchases of intangible assets	(188,480)	(126,136)
Purchases of property and equipment	(3,191,324)	(1,720,498)
Net cash used in investing activities	(5,229,238)	(1,845,552)

Financing Activities:
Repayment to related party	(292,963)	(233,120)
Proceeds from loan payable	5,519,604	1,562,712
Issuance of common stock	108,217	701,988
Net cash provided by financing activities	5,334,858	2,031,580

EFFECT OF EXCHANGE RATE ON CASH	5,697	(10,939)

Net decrease in cash and cash equivalents	(57,828)	(12,404)
Cash and cash equivalents at beginning of the period	243,610	256,014
Cash and cash equivalents at end of the period	$185,782	$243,610

SUPPLEMENTAL DISCLOSURE:
Interest paid	$609,959	$50,079
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Issuance of common stock for services	$61,500	$-
Issuance of common stock for business acquisitions	$618,320	$1,800,000
Issuance of common stock for acquisition of a property	$1,159,040	$-
Forgiveness of debt	$-	$2,016,362

RAYONT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Rayont Inc. (formerly Velt International Group Inc., or “Rayont” or the “Company”) is a Nevada corporation formed on February 7, 2011. Rayont uses scientific tools such as DNA, microbiome, iridology and other tests to diagnose and personalize the prescription of natural complementary medicine products, services and treatments to our patients in the markets we operate.

Given the acquisition of THF Holdings Pty Ltd and Rayont International (Labuan) Inc as well as the cancer treatment assets that the Company has invested on, Rayont has been focusing on commercializing these investments. The commercialization of the current assets for cancer treatment requires medical board approval for almost all of the countries subject to the license. Rayont has conducted the initial study to identify the requirements for obtaining the approvals for using PDT to treat cancer across different jurisdictions in Sub-Saharan Africa (“SSA”). The same PDT technology has been licensed in China, Australia and New Zealand. It is currently undergoing medical trials in Australia and China. The recent announcements show positive results that the technology works. The Company believes that it will take time before it can start commercializing these assets and start to generate revenues and operating profits. THF Holdings Pty Ltd has subsequently changed name to Rayont (Australia) Pty Ltd,

On August 26, 2020, the Company established Rayont Technologies Pty Ltd. (Rayont Technologies) through Rayont Australia. Rayont Technologies is an Australian corporation and IOT providing services such as end-to-end employee engagement and experience platform for businesses in Australia and globally.

Rayont Technologies Pty Ltd entered an agreement on October 15, 2020 with Ms. Kayla Ranee Smith to purchase the assets of Workstar Tech (Aust) Pty Ltd for AUD 302,876.22 payable over 90 days upon Ms Smith transfers the assets to Rayont Technologies Pty Ltd. Rayont Technologies Pty Ltd was sold in January 31, 2022.

On December 23, 2020, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of Prema Life Pty Ltd, an Australian company (“Prema Life”), from TheAlikasa (Australia) Pty Ltd, Prema Life’s sole shareholder. The acquisition of Prema Life was completed, and Prema Life became a subsidiary of the Company. Prema Life is a HACCP certified manufacturer and supplier of functional foods and supplements, and of practitioner only naturopathic and homeopathic medicines. Prema Life produces an extensive range of products including proteins, green blends, sports nutrition, weight management and maintenance, and health and wellness products. In addition, the acquisition was accounted for business combination under common control. The method of accounting for such transfers, as well as the acquisition of businesses, was similar to the pooling of interest’s method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity. The amount by which the proceeds paid by the Company differs from Prema Life’s historical carrying value of the acquired business is accounted for as a return of capital or contribution of capital. In addition, transfers of net assets between entities under common control were accounted for as if the transfer occurred from the date that the Company and the acquired business were both under the common control and had begun operations. Prema Life Pty Ltd was sold on September 1, 2022.

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

On February 18, 2021 the Foreign Investment Review Board approved the capital stock transferring of GGLG Properties Pty Ltd to the Rayont Australia Pty Ltd. On March 9, 2021, the parties agreed to amend the acquisition agreements for the GGLG Properties Pty Ltd and as per Board Resolution, the Company issued 710,713 shares of its common stocks in leu of payment by Rayont Australia Pty Ltd of approximately $605,920 (AUD 800,000) to TheAlikasa Pty Ltd as full and final payment for the acquisition of 100% of the issued and outstanding common stock of GGLG. This company was sold on September 1, 2022.

On December 29, 2020, the Company incorporated Rayont Malaysia Sdn Bhd with a paid-up capital of $25 and on December 31, 2020 was incorporated Rayont Technologies (M) Sdn Bhd with a paid-up capital of $25 from Rayont Malaysia Sdn Bhd to carry out its business activities in Malaysia. On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD 105,000.00. These assets include software for remote learning, customer contracts, digital content and two key employees and one director. These assets will operate in Malaysia under Workstar trademark and operation shall be integrated with Rayont Technologies Australia to drive efficiency and scale of digital assets operations. Rayont Technologies (M) Sdn Bhd was sold in January 31, 2022.

On April 1, 2022 under the agreement Rayont Inc., through its wholly owned subsidiary No More Knots Holdings Pty Ltd, acquired 100% of the total outstanding shares and units of No More Knots Pty Ltd, No More Knots (Taringa) Pty Ltd and No More Knots (Newmarket) Pty Ltd in exchange for AUD3,000,000 (approximately USD 2,247,865) cash, payable in two tranches. The first trench of USD1,910,685 (AUD2,550,000) is paid on May 4, 2022 and the second tranche of USD337,180 (AUD450,000) is payable before or on January 31, 2023 if three conditions are met namely;

1. Achievement of EBIDTA of USD500,000 (AUD700,000) by June 30, 2022.

2. Former owner remain and transition the business until December 31, 2022.

3. Complete the opening of new branch by December 31,2022.

As of June 30,2022 the business failed to meet the first condition so the amount of the USD110,000 (AUD150,000) has been deducted from the purchase price. The remaining conditions have been met by the vendor and as of December 28,2022 is unconditional and it has been agreed to be paid on 31 January 2023.

No More Knots is home to over 45 tertiary qualified therapists who specialise in Remedial Massage and Myotherapy

As of this filing date, the Company has not completed and file its Form 8K as required by the SEC rules and regulations. The Company is in the process of completing all necessary documentation for the Form 8K filling in due time.

On May 14, 2022 Wonderfoods Retail Pty Ltd, a wholly owned subsidiary of Rayont (Australia) Pty Ltd, entered into an agreement with Jovestone Pty Ltd to purchase the business of Go Vita at Capalaba in consideration for USD6,918 (AUD10,000) and existing stock value at USD64,337 (AUD93,000) payable in three instalments. The total payment for the purchase of the business completed on August 17, 2022.

On June 29, 2022 Rayont (Australia) Pty Ltd (“Asset Seller”), Rayont International (L) Limited (“License Seller”) and Nova Medical Group Pty Ltd (“Buyer”) signed the Asset Sale Agreement for sale of Next Generation Photo Dynamic Therapy (NGPDT) License for Sub-Sahara Africa and its equipment for a consideration of USD3,500,000 where the consideration is split as follows:

● License for Sub-Sahara Africa – USD 2,500,000

● Equipment – USD 1,000,000

About Rayont Inc

Rayont Inc is a Nevada USA company. Rayont operates in the personalized natural healthcare sector in USA and Australia.

Rayont uses scientific tools such as DNA, microbiome, iridology and other tests to personalize diagnoses, prescription and treatments of natural complementary and alternative medicine products, services and treatments to our patients in the markets we operate.

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

Going Concern

The Company’s current liabilities exceeded its current assets by $83,884 and had an accumulated loss of $3,634,943. Furthermore, the Company incurred a negative cash flow from operating activities of $169,145 during the year. These indicate adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically negative working capital, recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company generated revenues to cover its operating expense during the year ended June 30, 2022. The Company plans to continue obtaining funding from the majority shareholder and the President of the Company to support the Company’s normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

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

There is one customer who accounted for 10% or more of the Company’s accounts receivable for the year ended June 30, 2022 and there is one customer who accounted for 10% or more of the Company’s accounts receivable for the year as of June 30, 2021.

There is no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables for the twelve months ended June 30, 2022 and 2021.

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

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and June 30, 2021, the Company had cash in bank of $ 185,782 and $243,610 respectively.

Intangible assets

Intangible assets for purchased are recognized and measured at cost upon acquisition and consist of the Company’s exclusive license with various useful life.

As of June 30, 2022 and June 30, 2021, the Company had intangible assets of $0 and $2,245,231 respectively associated with Rayont International’s exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa which is sold on June 29, 2022. The other intangible assets are associated with trademark, website, software that Rayont Technologies Pty Ltd entered into an agreement on October 15, 2020 to purchase the assets of Workstar Tech (Aust) Pty Ltd. This company was sold on January 31, 2022. Intangible assets are not part of the balance sheets as of June 30, 2022 anymore.

In addition, on February 5, 2021 Rayont Technologies (M) Sdn Bhd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase intangible assets include software for remote learning, customer contracts and digital content. As of June 30, 2021, the carrying amount of this asset is $100,625. This company was sold on January 31, 2022 and its intangible assets are not part of the balance sheets as of June 30, 2022.

For other intangible assets, company determined the useful life of the asset as 10 years and it’s amortized based on the useful life.

The Company tests for indefinite lived intangibles impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles at June 30, 2022, and determined there was no impairment of indefinite lived intangibles.

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

The Company’s property and equipment mainly consists of computer and laser equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 4-40 years.

Impairment of Long-lived Assets

The Company reviews long-lived assets when changes in circumstances or event could impact the recoverability of the carrying value of the assets. Recoverability of long-lived assets is determined by comparing the estimated undiscounted cash flows related to the long-lived assets to their carrying value. Impairment is determined by comparing the present value of future undiscounted cash flows, or some other fair value measure, to the carrying value of the asset. For the years ended June 30, 2022 and June 30, 2021, no impairment of long-lived assets was indicated, and no impairment loss was recorded.

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

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible notes and preferred stock when the effect would be dilutive. The Company only issued common stock and does not have any potentially dilutive instrument as of June 30, 2022 and 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the 12 months ended June 30,
	2022	2021

Year-end AUD : US$1 exchange rate	1.4482	1.3340
12 months average AUD : US$1 exchange rate	1.3788	1.3484

Recent Accounting Pronouncements

Management believes none of the recently issued accounting pronouncements will have a material impact on the consolidated financial statements.

NOTE 3 – INVENTORIES

As of June 30, 2022 and June 30, 2021, inventories were composed of the following:

	June 30, 2022	June 30, 2021
Raw materials	$187,140	$190,533
Working in progress	82,446	93,147
Finished goods	242,467	216,485
Total inventories	$512,053	$500,165

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2022 and June 30, 2021, property and equipment consisted of the following:

	June 30, 2022	June 30, 2021
Land	$2,982,738	$1,273,595
Building	2,673,276	1,030,735
Leasehold improvements	758,066	-
Laser equipment	-	1,302,073
Vehicle	27,445	29,794
Computer equipment	7,378	18,248
Total	6,448,902	3,654,445
Less: accumulated depreciation	(207,853)	(513,688)
Total property and equipment, net	$6,241,049	$3,140,757

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

On May 4, 2022, Rayont Properties Pty Ltd (formerly known as GGLG Properties Pty Ltd) acquired two properties. First property is located at 85 Juliette St, Greenslopes (lot 272) QLD 4120 Australia and has a surface land of 405m2 and surface of building of 280m2. Its purchase price is USD1,643,327 (AUD2,300,000), excluding GST. The stamp duty of this property in the amount of USD90,198 (AUD130,625) it is capitalized too. It is used for operations of No More Knots Pty Ltd.

Second property is located at 44 Marquis Street, Greenslopes QLD 4120 Australia and has a surface land of 405m2 and surface of building of 115m2. Its purchase price is USD600,746 (AUD870,000), excluding GST. The stamp duty of this property in the amount of USD22,217 (AUD32,175) it is capitalized too. This property is rented to third parties and parking is used for No More Knots Pty Ltd.

On October 15, 2020, the Company entered into an agreement to purchase the assets of Workstar Tech (Aust) Pty Ltd, from an individual towards purchase of fair value of USD476,594.32 (AUD632,393) for purchase consideration of USD228,258.35 (AUD302,876). The company considered the gain on purchase of assets as an income in fiscal year ended June 30, 2021.

These assets include intangible assets like trademark, website, software in the amount of USD465,666.59 (AUD617,893) and tangible assets like office assets, computer contracts in the amount of USD10,927.73 (AUD14,500). This company was sold on January 31, 2022 and its assets are not part of the BS as of June 30, 2022.

On October 28, 2020, the Company’s subsidiary obtained a Finance Lease for vehicle in the amount of $34,167 (AUD 44,880) from Australian Alliance Automotive Finance Pty Limited to assist the Company to meet its operating activities.

On June 28, 2021, the Company’s subsidiary, Prema Life Pty Ltd, purchased a property which consist of 2720m2 land and 1760m2 building located at 32 French Avenue, Brendale QLD 4500, Australia for a total amount of USD2,304,330 excluding GST. The land cost is $1,273,595 and the building cost is $1,030,735. The purchase price of this property is paid totally by mortgage loans.

In addition, Prema Life has done leasehold improvements in the amount of $505,374 as of June 30, 2022.

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

No More Knots (Taringa) Pty Ltd, the new company acquired on April 1, 2022, has done leasehold improvements in the amount of $249,723 as of June 30, 2022.

No More Knots (Clayfield) Pty Ltd, the company incorporated on January 19, 2022, has done leasehold improvements in the amount of $2,969.20 as of June 30, 2022.

During the twelve months ended June 30, 2022 and 2021, the depreciation expenses were $167,592 and $131,903, respectively.

NOTE 5 – INTANGIBLE ASSETS

On October 15, 2020, the Company entered into an agreement to purchase the assets of Workstar Tech (Aust) Pty Ltd, from an individual towards purchase of fair value of USD476,594.32 (AUD632,393) for purchase consideration of USD228,258.35 (AUD302,876). The company considered the gain on purchase of assets as an income in fiscal year ended June 30, 2021.

These assets include intangible assets like trademark, website, software in the amount of USD465,666.59 (AUD617,893) and tangible assets like office assets, computer contracts in the amount of USD10,927.73 (AUD14,500). This company was sold on January 31, 2022 and its assets are not part of the balance sheets as of June 30, 2022

Amortization is computed using the straight-line method over the 10-year estimated useful lives of the assets.

On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD 105,000.00. These assets include software for remote learning, customer contracts and digital content. This company was sold on January 31, 2022 and its assets are not part of the balance sheets as of June 30, 2022.

Amortization is computed using the straight-line method over the 10-year estimated useful lives of the assets.

The Company had evaluated the useful life of 10 years from 2018 for the intangible assets of $2,000,000, which is associated with Rayont International’s exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. This license was sold on June 29, 2022 and is not part of the balance sheets as of June 30, 2022

As of June 30, 2022 and June 30, 2021, intangible assets, consisted of the following:

	June 30, 2022	June 30, 2021
Exclusive license for registering and commercializing PhotosoftTM technology	$-	$2,000,000
Trademark, website, software	-	568,188
Total	-	2,568,188
Less: accumulated amortization	-	(322,957)
Total intangible assets, net	$-	$2,245,231

For the twelve months ended June 30, 2022 and 2021, the amortization expenses were $318,238 and $322,605, respectively.

NOTE 6 – ACCOUNTS PAYABLE

Accounts payable are amounts billed to the Company by suppliers for goods and services in the ordinary course of business. All amounts have short-term repayment terms and vary by supplier.

As of June 30, 2022 and June 30, 2021, the Company had outstanding balances of $384,355 and $99,615 related to the accounts payable.

NOTE 7 – LOAN PAYABLE

As of June 30, 2022 and June 30, 2021, loans payable, consisted of the following:

Current loan payable:	June 30, 2022	June 30, 2021
Mortgage loan	$450,405	$2,046,477
COVID-19 loan	-	5,077
Loan - Mazars (Quickfee)	45,032	-
Note payable -1800 Diagonal	172,200	-
Lydia Loh Holdings Loan	1,035,769	-
Loan - Trevor Townsend	414,307	-
HP Liability - Label Applicator	3,296	-
Attvest Insurance Loan	25,430	-
Loan - Biz Cap	306,804	-
Loan Kelly Townsend	28,198	-
Total current loan payable	$2,481,440	$2,051,554

Non-current loan payable:
Mortgage loan	4,811,975	182,329
Total non-current loan payable:	$4,811,975	$182,329
Total loan payable	$7,293,415	$2,233,883

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

On May 4, 2022 some subsidiaries of the group in Australia received loans from Commonwealth Bank as described below:

Prema Life Pty ltd received a loan in the amount of USD2,500,750 (AUD3,500,000). The loan term is five years with a variable rate of 3.16% per annum. This loan is received to refinance the 23 Frech property of Prema (to pay loans received earlier for this property like COE, James Lee and QRIDA). This is a secured loan.

Rayont (Australia) Pty Ltd received a loan in the amount of USD250,075 (AUD350,000). The loan term is three years with a variable rate of 3.50% per annum. This loan is received to extinguish private lenders secured over 900 Sandgate property. This is a secured loan.

No More Knots Holdings Pty Ltd received a loan in the amount of USD357,250 (AUD500,000). The loan term is three years with a variable rate of 3.50% per annum. This loan is received to pay No More Knots Pty Ltd Acquisition’s Balance. This is a secured loan.

Wonder Foods Retail Pty Ltd received a loan in the amount of USD107,175 (AUD150,000). The loan term is three years with a variable rate of 3.50% per annum. This loan is received to fund the stock in Wonder Foods Retail. This is a secured loan.

Rayont Properties Pty Ltd received two loans: The first loan is in the amount of USD2,207,091 (AUD3,089,000). The loan term is five years with a variable rate of 3.50% per annum. This loan is received to buy two properties located at 85 Juliette St, Greenslopes (lot 272) QLD 4120 Australia and 44 Marquis Street, Greenslopes QLD 4120 Australia. The second loan is in the amount of USD57,875 (AUD81,000). The loan term is three years with a variable rate of 3.50% per annum. This loan is received to buy two properties located at 85 Juliette St, Greenslopes (lot 272) QLD 4120 Australia and 44 Marquis Street, Greenslopes QLD 4120 Australia. Those are secured loans.

Restriction imposed by from Commonwealth Bank covenants

Commonwealth Bank has imposed financial covenants to the subsidiaries of the group for its mortgage loans obtained from the Bank, however, certain subsidiaries’ financial position and performance do not meet with these requirements for the year ended June 30, 2022. During the periodic review by the Bank for the period ended June 30, 2022, the Bank has agreed and satisfied with the undertaking by the Company’s Director and on the conditions met at overall consolidated results of the subsidiaries. Consequently, the Company has assessed and determined that financial covenants required were adhered with additional circumstances being addressed as at balance sheet date and therefore has no perform further adjustment or reclassification.

As of June 30, 2022 and June 30, 2021 the Company had outstanding current balances of $450,405 and $2,046,477 and non-current balances of $4,811,975 and $182,329, respectively related to the mortgage loan.

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

COVID-19 loan

On June 29, 2020, the Company’s subsidiary obtained a COVID-19 loan of $ 171,729 (AUD 250,000) from Queensland Rural and Industry Development Authority (QRIDA) to assist the Company to meet its working capital expenses. The term of the loan is 10 years from the commencement date, and the interest rate is 0% for the first 12 months from the commencement date and then 2.5% from the remainder of the term. The Company’s subsidiary has an Interest Only Period beginning 12 months after the Commencement Date and ending 36 months from the Commencement Date. The loan is secured under the Company’s present and future property of any kind, including all personal property. This loan is paid on May 4, 2022. As of June 30, 2022 and June 30, 2021, the Company had outstanding balances of $0 and $5,077, respectively related to the COVID-19 loan.

Rayont inc, received on May 23, 2022 a note payable in the amount of 172,200 from 1800 Diagonal Lending LLC. This note has 12% interest rate per annum and has original issue discount in the amount of $18,450.

Interest and outstanding principal, subject to adjustment, shall be paid in ten (10) payments each in the amount of $19,286.40.

Rayont (Australia) Pty Ltd has received on June 10, 2022 a private loan in the amount of USD423,240 (AUD600,000) from Trevor Townsend. The loan term is one year and with a variable rate of 8% per annum. This loan is received to finance the acquisition of business of No More Knots Pty Ltd. This is a secured loan.

Rayont (Australia) Pty Ltd has received on May 4, 2022 a private loan in the amount of USD1,071,750 (AUD1,500,000) from Lydia Loh Holdings Pty Ltd. The repayment date was for 10 days but then the loan was agreed to be extended by another 160 days with an interest rate of 0.7% per day. Purpose of this loan was to acquire No More Knots Pty Ltd, No More Knots Taringa and No More Knots Newmarket. This is a secured loan. This loan has been transferred to the buyer of the Rayont Australia as of September 1, 2022.

Rayont (Australia) Pty Ltd has received two small private loans on December 12, 2021 and April 4, 2022 in the amount of USD55,662 (AUD77,556) and USD26,554 (AUD35,176), respectively from Quickfee. The loan term is one year. This loan is received to paid the invoices sent from Mazzars for Rayont Australia. This is unsecured loan.

No More Knots Holdings Pty Ltd has received on May 4, 2022 a private loan in the amount of USD29,178 (AUD40,836.44) from Kelly Townsend. The loan is non-interest bearing and payable on demand. This loan is received to finance operations of No More Knots Holdings Pty Ltd. This is unsecured loan.

No More Knots Pty Ltd has received on May 12, 2022 two private loans in the amount of USD95,928 (AUD140,000) and USD34,260 (AUD50,000) from Bizcap AU Pty Ltd. The loan term is 26 weeks and 90 days, respectively with total interest amount of USD47,005 (AUD68,600) and USD16,787 (AUD24,500) for the period, respectively. This loan is received to finance operations of No More Knots Pty Ltd. This is unsecured loan.

No More Knots (Taringa) Pty Ltd has received on May 12, 2022 one private loan in the amount of USD37,686 (AUD55,000) from Bizcap AU Pty Ltd. The loan term is 26 weeks with total interest amount of USD18,466 (AUD26,950) for the period. This loan is received to finance operations of No More Knots Pty Ltd. This is unsecured loan.

No More Knots (Newmarket) Pty Ltd has received on May 12, 2022 one private loan in the amount of USD37,686 (AUD55,000) from Bizcap AU Pty Ltd. The loan term is 26 weeks with total interest amount of USD18,466 (AUD26,950) for the period. This loan is received to finance operations of No More Knots Pty Ltd. This is unsecured loan.

Prema Life Pty Ltd has received on April 21, 2022 one private loan in the amount of USD184,400 (AUD250,000) from Bizcap AU Pty Ltd. The loan term is 140 days with total interest amount of USD90,356 (AUD122,500) for the period. This loan is received to finance operations of No More Knots Pty Ltd. This is unsecured loan.

For the 12 months ended June 30, 2022 and 2021 the interest expenses were $615,455 and $50,079, respectively.

NOTE 8 – FINANCE LEASE PAYABLE

Current finance lease:	June 30, 2022	June 30, 2021
Finance lease for vehicle	$10,983	$8,188
Total current finance lease	$10,983	$8,188

Non-current finance lease:
Finance lease for vehicle	7,812	19,669
Total non-current finance lease:	$7,812	$19,669
Total finance lease	$18,795	$27,857

On the 28th of October 2020, the Company’s subsidiary obtained a Finance Lease for vehicle in the amount of $34,167 (AUD 44,880) from Australian Alliance Automotive Finance Pty Limited to assist the Company to meet its operating activities. The term of the loan is 4 years from the commencement date, and the interest rate is 5.03% for the term. As of June 30, 2022, the Company had outstanding balances of $18,795 related to the Finance Lease.

Finance lease activity is included in property and equipment, net.

NOTE 9 – CONCENTRATION

(a) Major Customers

At June 30, 2022 and June 30, 2021, one major customer represented approximately 26% and 27% of total accounts receivable, respectively.

(b) Major Suppliers

At June 30, 2022 and June 30, 2021 there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

NOTE 10 - RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in the consolidated financial statements are as follows:

Name	Relationship

Rural Asset Management Services, Inc. (“Rural”)	One of major shareholder of Rayont Inc
TheAlikasa (Australia) Pty Ltd	Common director / shareholder of the Company
Blue Pacific Academy	Entity under the same beneficial owner/ common directors
Health Script Pty Ltd	Entity under the same beneficial owner/ common directors
Accounting Business Solutions Pty Ltd	Entity under the same beneficial owner/ common directors
Abrar Investments Pty Ltd	Common shareholder
Tasman Accounting Pty Ltd	Entity under the same beneficial owner/ common directors
Vantis Partners Pty Ltd	Entity under the same beneficial owner/ common directors

Amount due from related parties

	June 30, 2022	June 30, 2021
TheAliKasa Australia Pty Ltd	$20,097	$-
Rural Asset Management Services	-	11,881
Blue Pacific Academy	-	4,000
Health Script Pty Ltd	45,919	-
Total	$66,016	$15,881

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

As of March 31, 2022 and June 30, 2021, Rayont International (L) Ltd had loans receivable of $4,000 from Blue Pacific Academy. The loans receivable was non-interest bearing and due upon request. this loan is paid back on June 30, 2022.

As of June 17, 2022 and June 30, 2021, Rayont (Australia) Pty Ltd has loans receivable of $45,919 and $nil from Health Script Pty Ltd. This is a prepayment for acquisition of the Tugan business that is completed in September 1, 2022. The loans receivable was non-interest bearing and due upon request and it is.

As of June 30, 2022 and June 30, 2021, Prema Life Pty Ltd and Wonder Foods Pty Ltd had amount receivable of $20,097 and $nil from director of the company. Prema Life Pty Ltd owed the director $386,105 as of June 30, 2021. In repaying this amount Prema Life Pty Ltd as of June 30, 2022 had paid $20,097 more than it was supposed to pay. This was not meant to be a loan but rather an oversight of the accounts. The oversight indicates a deficiency of internal control over financial reporting under the current operations. The Management has taken immediate remedial action rectifying the overpayment. As at 30 September 2022, the Director loan is not overdrawn. Prema Life Pty Ltd was sold on September 1, 2022 to unrelated party and this loan has been reconciled as part of that transaction.

Amounts due to related parties

As of June 30, 2022 and June 30, 2021, the Company had amount due to related parties as follows:

	June 30, 2022	June 30, 2021
Accounting Business Solutions Pty Ltd	$-	$1,133
Abrar Investments Pty Ltd	62	-
Director’s loan	-	386,105
Tasman Accounting Pty Ltd	3,453
Ventis Partners Pty Ltd	125,162
Total	$128,677	$387,238

On August 1, 2021 the director has given a loan amount of $386,105 which is used to pay the property that is bought from Prema Life Pty Ltd. This loan has 3% interest per annum and it is fully settled as of December 31, 2021.

On May 4, 2022 the Ventis Partners Pty Ltd has given a loan amount of $125,162 which is used to pay the properties that is bought from Rayont Properties Pty Ltd. This loan is non-interest bearing and payable on demand.

On June 5, 2022 the Tasman Accounting Pty Ltd has given a loan amount of $3,453 which is used to pay the operation expenses of No More Knots (Taringa) Pty Ltd. This loan is non-interest bearing and payable on demand.

The other amounts due to related parties were non-interest bearing and payable on demand. The amounts were used to support its operation, to acquire the properties.

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

The Company did not record the compensation cost for services for the twelve months ended June 30, 2021.

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

On July 17, 2021, the Company issued 710,713 shares of its common stock to TheAliKasa (Australia) Pty Ltd for acquisition of business from Rayont (Australia) Pty Ltd. at $0.87 per share based on the closing share price on the OTC Markets on July 17, 2021.

On September 23, 2021, the Company issued 515,771 shares of its common stock to AMH Corporate Pty Ltd for acquisition of property from Rayont (Australia) Pty Ltd. at $2.25 per share based on the closing share price on the OTC Markets on September 23, 2021.

On December 16, 2021, the Company issued 10,500 shares of its common stock to Board of Directors for their services provided to Rayont group at $2.50 per share based on the closing share price on the OTC Markets on December 16, 2021.

On March 31, 2022, the Company issued 13,889 shares of its common stock to Board of Directors for their services provided to Rayont group at $1.89 per share based on the closing share price on the OTC Markets on March 31, 2022.

On June 2, 2022, the Company issued 11,250 shares of its common stock to Board of Directors for their services provided to Rayont group at $0.80 per share based on the closing share price on the OTC Markets on June 2, 2022.

The Company relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

NOTE 12 - INCOME TAXES

The income before income taxes of the Company for the years ended June 30, 2022 and 2021 were comprised of the following:

	For the years ended June 30
	2022	2021
Tax jurisdictions from:
– Local	$(362,040)	$(209,669)

– Foreign, representing:
Australia	(152,727)	851,416
Malaysia	783,895	(257,866)
Income before income taxes	$269,128	$383,884

Provision for income taxes consisted of the following:

	For the years ended June 30
	2022	2021
Current:
– Local	$-	$-
– Foreign:
Australia	24,270	-
Malaysia	-	-
	24,270	-
Deferred:
– Local	(76,028)	(44,030)
– Foreign, representing:
Australia	(32,073)	-
Malaysia	-	(54,152)
Changes in valuation allowance	108,101	98,182
Income tax expense	$24,270	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of June 30, 2022, the operations in the United States of America incurred $3,956,354 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $830,834 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Rayont (Malaysia) Sdn Bhd is subject to the Malaysia Corporate Tax Laws at a two tier corporate income tax rate based on amount of paid up capital. The 2022 tax rate for company with paid-up capital of MYR 2,500,000 (approximately $603,486) or less and that are not part of a group containing a company exceeding this capitalization threshold is 17% on the first MYR 600,000 (approximately $144,092) taxable profit with the remaining balance being taxed at 24%.

Rayont International (L) is subject to the Labuan Corporate Tax Laws, that is 3% of audited net profits for trading activity and zero percent for non-trading activity, conditional upon fulfilling the substance requirements under the Labuan Business Activity Tax Act, 1990. Failure of fulfilling the substance requirements, Labuan entity will be taxed at 24% on its taxable income.

For the year ended June 30, 2022, Rayont (Malaysia) Sdn Bhd generated a profit of $39,313 and Rayont International (L) generated a profit of $781,970 but given the fact that are capital gain and it is not subject to tax as per Malaysia tax law.

As of June 30, 2022, the operations in Malaysia generated $500,413 of cumulative net operating profit.

Australia

The Australian Income Tax had significant changes progressively since 30 June 2017. The rate was previously 27.5% from the 2017 till 2020 and 26% in the year 2021. From July 1, 2022, companies that are base rate entities must apply the 25% company tax rate. The full company tax rate of 30% applies to all companies that are not eligible for the lower company tax rate. Eligibility for the lower company tax rate depends on whether a company in Australia is classified as a base rate entity.

The Base Rate entity company tax rate can take advantage of the lower tax rate, and must meet the following condition.

A company is a base rate entity for an income year if:

●	the company’s aggregated turnover for that income year is less than USD35M or (AUD50M) for that income year, and
●	it has 80% or less of their assessable income in that income year that is base rate entity passive income

All the Australian companies have satisfied the requirements of the base rate entity and therefore the 25% tax rate is applicable.

For three subsidiaries companies tax liabilities as per Australian Tax laws are in the amount of $24,270.

As of June 30, 2022, the operations in the Australia incurred $608,252.00 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL can carry forwards in indefinite time period, if unutilized. The Company has provided for a full valuation allowance of approximately $127,733 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2022 and June 30, 2021:

	As of June 30
	2022		2021
Gross Deferred tax assets:

On Net operating loss carryforwards	$		$
– United States of America		830,834		755,188
– Australia		127,733		90,564
		-		-

		958,567		845,752
Less: valuation allowance		(958,567)		(845,752)
Net deferred tax assets		$-		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $958,567 as of June 30, 2022. For the year ended June 30, 2022, the valuation allowance increased by $112,815

NOTE 13 – OTHER INCOME

Other income was $2,370,877 and $953,709 for the twelve months ended June 30, 2022 and 2021, respectively. The increase was attributable to sale of the equipment for the cancer treatment in the amount of $385,361; to sale of the Next Generation Photo Dynamic Therapy (NGPDT) License for Sub-Sahara Africa in the amount of $ 1,071,430.59. Whilst, USD353,194 arose due to tax incentive/grant obtained in relation to approved research and development activities carried out. Other income is generated from the sale of the subsidiary Rayont Technologies Australia in the amount of $668,174 and $39,975 from the sale of Rayont Technologies in Malaysia. In addition, debt forgiven in the amount of $167,124. The amount of $314,382 is deducted from other income as a result of the sale of two subsidiaries Rayont Technologies Malaysia and Rayont Technologies Australia in the consolidation of the financial statements of the group.

The amount of USD 298,418 was attributable to differences between seller and purchase price of the property that GGLG Properties Pty Ltd sold on June 29, 2021. On October 15, 2020, the Company entered into an agreement to purchase the assets of Workstar Tech (Aust) Pty Ltd, from an individual towards purchase of fair value of USD476,594.32 (AUD632,393) for purchase consideration of USD228,258.35 (AUD302,876). The income from this transaction is $244,376. Whilst, USD185,539 arose due to tax incentive/grant obtained in relation to approved research and development activities carried out. The amount of $225,376 was mainly due to tax incentive/grant obtained in relation to approved research and development activities carried out, due to ATO COVID19 Job Seeker, Cash Flow Boost incentives from Australian Government.

NOTE 14 – OTHER RECEIVABLES AS CURRENT ASSETS

As of June 30, 2022, the Company had other receivables in the amount of $2,765,829 which is compound from the sale of Rayont International’s exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region on June 29, 2022 in the amount of $2,500,000 that will be paid from the buyer based on a repayment schedule; $175,225 arose due to tax incentive/grant obtained in relation to approved research and development activities carried out by subsidiary Prema Life Pty Ltd; prepayment of the Value Added Tax in the amount of $27,652 from some subsidiaries; Rayont Inc has paid an retainer fee in the amount of $20,000 but has not received the service and $155 as deposit for the service received; a deposit done in trust account from Rayont (Australia) Pty Ltd in the amount of $29,623 for the acquisitions after June 30, 2022: a deposit done from Wonder Foods in the amount of $13,174 for lease rent.

As of June 30, 2021, the Company had other receivables in the amount of $453,250 which is compound from a prepayment of the Value Added Tax done from Prema Life in the amount of $202,768; Rayont Properties Trust sold its assets and the amount of $201,649 will be paid from the buyer based on a repayment schedule; a deposit done from Prema Life in the amount of $14,993 for lease rent; the amount of $32,003 as deposit done for different reasons from other subsidiaries and the amount of $1,836 that is interest income for Rayont Inc.

NOTE 15 – OTHER ASSETS AS NON-CURRENT ASSETS

As of June 30, 2022, the Company had other assets in the amount of $767,656 which is compound from the shares that Rayont (Australia) Pty Ltd has received from another public company Quantum Capital Inc. as a payment for the sale of its subsidiaries on January 31, 2022 in the amount of $716,872; a deposit done from No More Knots (Taringa) Pty Ltd for lease rent in the amount of $13,784; a deposit done from No More Knots (Newmarket) Pty Ltd for lease rent in the amount of $37,000.

NOTE 16 – OTHER RECEIVABLES AS NON-CURRENT ASSETS

As of June 30, 2022, the Company had other receivables in the amount of $1,009,537 which is compound from the sale of the equipment for the cancer treatment on June 29, 2022 from Rayont (Australia) Pty Ltd in the amount of $ 1,002,632 that will be paid from the buyer based on a repayment schedule; goodwill in the amount of $6,905 that has subsidiary Wonder Foods Retail Pty Ltd.

NOTE 17 - RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The Company changed last year its fiscal year-end from a fiscal year ending on September 30 to a fiscal year ending on June 30. Based on this change, prior issued financial statements ended June 30, 2021 includes our audited consolidated financial statements as at and for the nine months ended June 30, 2021 but the fiscal year ended June 30, 2022 is a full year so the management decided to do the consolidation for prior years for a period of twelve months as a comparative period for actual fiscal year ended June 30, 2022 by adopting ASC250-10 guidelines and prepared the restated financial statement for June 30, 2021, enclosed herewith. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement and has adjusted the balances by revising the consolidated balance sheet for the year ended June 30, 2021, income statement for the twelve months ended June 30, 2021, cash flow statements for the twelve months ended June 30, 2021 included herein.

The restatement for the consolidated balance sheet as of and for the year ended June 30, 2021, income statement for the twelve months ended June 30, 2021 and cash flow statement for the twelve months ended June 30, 2021:

RAYONT INC. AND SUBSIDIARIES RESTATED CONSOLIDATED BALANCE SHEETS

	June 30, 2021
	As Previously Reported	Restatement Adjustments	As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$243,610	$-	$243,610
Accounts receivables	534,525	-	534,525
Inventories	500,165	-	500,165
Prepaid expense	23,933	-	23,933
Due from related parties	15,881	-	15,881
Other receivables	453,250	-	453,250
Total Current Assets	1,771,364	-	1,771,364

Non-Current Assets:
Property and equipment, net	3,140,757	-	3,140,757
Intangible assets	2,245,231	-	2,245,231
Total Non-Current Assets	5,385,988	-	5,385,988

TOTAL ASSETS	$7,157,352	$-	$7,157,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$99,615	$-	$99,615
Accrued liabilities	472,021	-	472,021
Due to related parties	387,238	-	387,238
Loan payable	2,051,554	-	2,051,554
Finance lease payable	8,188	-	8,188
Other payables	209,712	-	209,712
Total Current Liabilities	3,228,328	-	3,228,328

Non-Current Liabilities:
Finance lease payable	19,669	-	19,669
Loan payable	182,329	-	182,329
Total Non-Current Liabilities	201,998	-	201,998

TOTAL LIABILITIES	$3,430,326	$-	$3,430,326

COMMITMENTS AND CONTNGENCIES

Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 46,783,369 and 38,871,818 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	$46,784	$-	$46,784
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding	-	-	-
Additional paid-in capital	6,996,198	-	6,996,198
Shares to be issued	618,320	-	618,320
Accumulated deficit	(3,912,404)	32,603	(3,879,801)
Accumulated other comprehensive loss	(21,872)	(32,603)	(54,475)
TOTAL STOCKHOLDERS’ EQUITY	3,727,026	0	3,727,026

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,157,352	$0	$7,157,352

RAYONT INC. AND SUBSIDIARIES RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	As Previously Reported	Restatement Adjustments	As Restated
	For the nine months ended June 30, 2021		For the twelve months ended June 30, 2021

Revenue	$2,244,157	$725,442	$2,969,599
Cost of Revenue	(979,476)	(241,550)	(1,221,026)
Gross profit	1,264,681	483,892	1,748,573

Operating expenses:
Selling, general and administrative expenses	1,687,873	267,694	1,955,567
Depreciation and amortization expense	422,633	31,875	454,508
Total Operating Expenses	2,110,506	299,569	2,410,075

Operating Loss	(845,825)	184,323	(661,502)

Other income/(expense):
Interest income	140,252	1,504	141,756
Interest expense	(38,704)	(11,375)	(50,079)
Other income, net	790,701	163,008	953,709
Total other income	892,249	153,137	1,045,386

Income before income taxes	46,424	337,460	383,884
Income tax expense	-	-	-
Net income	$46,424	$337,460	$383,884

Other comprehensive items
Foreign currency translation loss	(61,035)	31,375	(29,660)
Total other comprehensive loss	(61,035)	31,375	(29,660)

Total comprehensive loss	(14,611)	368,835	354,224
Less: comprehensive income attributable to noncontrolling interest	-	-	-
Comprehensive loss / income attributable to shareholders of the Company	$(14,611)	$368,835	$354,224

Weighted average shares, basic and diluted	46,393,747	(8,624,647)	37,769,100
Net income per common share, basic and diluted	$0.00	$0.01	$0.01

RAYONT INC. AND SUBSIDIARIES RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Previously Reported	Restatement Adjustments	As Restated
	For the nine months ended June 30, 2021		For the twelve months ended June 30, 2021
Operating Activities:
Net Income	$46,424	$337,460	$383,884
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash portion of share based compensation for service	-	-	-
Depreciation and amortization expense	422,633	31,875	454,508
Gain on sale of assets	(238,014)	(6,362)	(244,376)
Changes in operating assets and liabilities:
Accounts receivable	(157,303)	(186,129)	(343,432)
Inventory	(22,915)	(130,069)	(152,984)
Accounts payable	42,828	(52,282)	(9,454)
Accrued liabilities	78,934	50,767	129,701
Prepaid expense	(24,041)	322	(23,719)
Advance to officer	6,717	(4,498)	2,219
Other assets	(47,054)	266	(46,788)
Other receivables	(398,265)	75,907	(322,358)
Other payable	4,160	(18,854)	(14,694)
Net cash used in operating activities	(285,896)	98,403	(187,493)

Investing Activities:
Cash from acquisition	-	1,082	1,082
Purchases of intangible assets	(126,479)	343	(126,136)
Proceeds from loan receivable	93,000	(93,000)	-
Purchases of property and equipment	(1,765,027)	44,529	(1,720,498)
Net cash used in investing activities	(1,798,506)	(48,128)	(1,845,552)

Financing Activities:
Repayment to related party	(155,376)	(77,744)	(233,120)
Proceeds from loan payable	1,577,422	(14,710)	1,562,712
Issuance of common stock	701,988	-	701,988
Net cash provided by financing activities	2,124,034	(92,454)	2,031,580

EFFECT OF EXCHANGE RATE ON CASH	7,804	(18,743)	(10,939)

Net increase (decrease) in cash and cash equivalents	47,436	31,532	(12,404)
Cash and cash equivalents at beginning of the period	196,174	59,840	256,014
Cash and cash equivalents at end of the year	$243,610	$91,372	$243,610

SUPPLEMENTAL DISCLOSURE:
Interest paid	$38,704	$11,375	$50,079
Income tax paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Issuance of common stock for acquisitions	$-	$1,800,000	$1,800,000
Forgiveness of debt	$2,016,362	$-	$2,016,362

NOTE 18 – RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITIES

Operating leases are accounted for on the balance sheet within the right-of-use (“ROU”) assets and lease liabilities recognized in “Operating lease liabilities - current” and “Operating lease liabilities – non-current,” respectively.

Lease assets and liabilities are recognized at the lease commencement date. Lease liabilities are measured at the present value of the lease payments not yet paid. To determine the present value of lease payments not yet paid, the Company estimates borrowing rates corresponding to the maturities of the leases based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. ROU assets measured based on the lease liability and no initial direct costs, prepaid or deferred rent, and lease incentives.

The Company recognizes expense for these leases on a straight-line basis over the lease term and also considered annual incremental charges.

Lease related costs recognized in the statements of operations for the year ended June 30, 2022

	Lease 1	Lease 2	Lease 3
Operating lease expenses	$13,162	16,681	6,486

Supplemental balance sheet information related to leases is as follows:

Operating Leases	June 30, 2022
	Lease 1	Lease 2	Lease 3
Right-of-use assets	$12,231	285,032	227,629

Lease liabilities - current	12,231	58,014	42,088
Lease liabilities - non-current	-	227,018	185,541
Total lease liabilities	$12,231	285,032	227,629

June 30, 2022
Weighted Average Remaining Lease Terms
Lease 1	3 months
Lease 2	4 years 5 months
Lease 3	4 years 10 months

Discount Rate
Lease 1	2.91%
Lease 2	2.42%
Lease 3	2.83%

Operating Leases	Lease 1	Lease 2	Lease 3
2023	$12,261	64,083	47,806
2024	-	66,326	49,479
2025		68,647	51,212
2026		71,050	52,400
2027		30,374	42,430
Thereafter
Total lease payments	12,261	300,481	243,327
Less: imputed interest	(30)	(15,449)	(15,697)
Present value of lease liabilities	$12,231	285,032	227,629

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of June 30, 2022.

NOTE 20 – GOODWILL

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill. The Company’s policy is to perform an annual impairment testing for its reporting units of each fiscal year. For the years ended June 30, 2022, the Company determined there were no indicators of impairment of goodwill.

On April 1, 2022 under the agreement Rayont Inc., through its wholly owned subsidiary No More Knots Holdings Pty Ltd, acquired 100% of the total outstanding shares and units of No More Knots Pty Ltd, No More Knots (Taringa) Pty Ltd and No More Knots (Newmarket) Pty Ltd in exchange for AUD3,000,000 (approximately USD 2,247,865) cash, payable in two tranches. The first trench of USD1,910,685 (AUD2,550,000) is paid on May 4, 2022 and the second tranche of USD337,180 (AUD450,000) is payable before or on January 31, 2023 if three conditions are met namely;

1. Achievement of EBIDTA of USD500,000 (AUD700,000) by June 30, 2022.

2. Former owner remain and transition the business until December 31, 2022.

3. Complete the opening of new branch by December 31,2022.

As of June 30,2022 the business failed to meet the first condition so the amount of the USD110,000 (AUD150,000) has been deducted from the purchase price. The remaining conditions have been met by the vendor and as of December 28,2022 is unconditional and it has been agreed to be paid on 31 January 2023.

No More Knots is home to over 45 tertiary qualified therapists who specialise in Remedial Massage and Myotherapy

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company is in the process of performing an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). The provisional allocation of the purchase price is based on management’s preliminary estimates. The management completed its analysis to finalize the purchase price allocation.

Purchase consideration	$1,967,960
Fair value of the net assets acquired and liabilities assumed	$101,252
Goodwill	$1,866,708

NOTE 21 - SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has reportable segment based on business unit, nutritional supplements and myotherapy; software and content business and reportable segment based on country, Australia and Malaysia.

In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

		For the Year Ended and As of
		June 30, 2022
By Business Unit	Software and Content	Nutritional Supplements and Myotherapy	Other Segment	Total
Revenue	$0	$2,839,357	0	$2,839,357

Cost of revenue	0	(1,456,733)	0	(1,456,733)
General and administrative expenses	0	(2,238,213)	(630,705)	(2,868,918)

Loss from operations	0	(855,589)	(630,705)	(1,486,294)

Total assets	$0	$14,193,235	0	$14,193,235
Capital Expenditure
Property and equipment	$0	0	6,241,049	$6,241,049
Intangible assets	$0	0	0	$0

		For the Year Ended and As of June 30, 2021
By Business Unit	Software and Content	Nutritional Supplements	Other Segment	Total
Revenue	$872,476	$2,097,123	0	$2,969,599

Cost of revenue	(86,110)	(1,134,915)	0	(1,221,026)
General and administrative expenses	(606,641)	(1,542,228)	(261,207)	(2,410,075)

Income / loss from operations	179,725	(580,020)	(261,207)	(661,502)

Total assets	$2,683,037	$4,221,412	252,904	$7,157,352
Capital Expenditure
Property and equipment	$0	0	3,140,757	$3,140,757
Intangible assets	$0	0	2,245,231	$2,245,231

		For the Year Ended and As of June 30, 2022
By Country	Malaysia	Australia	Other Segment	Total
Revenue	$0	$2,839,357	0	$2,839,357

Cost of revenue	0	(1,456,733)	0	(1,456,733)
General and administrative expenses	0	(2,238,213)	(630,705)	(2,868,918)

Loss from operations	0	(855,589)	(630,705)	(1,486,294)

Total assets	$0	$14,193,235	0	$14,193,235
Capital Expenditure
Property and equipment	$0	0	6,241,049	$6,241,049
Intangible assets	$0	0	0	$0

		For the Year Ended and As of June 30, 2021
By Country	Malaysia	Australia	Other Segment	Total
Revenue	$72,886	$2,896,713	-	$2,969,599

Cost of revenue	(28,942)	(1,192,084)	-	(1,221,026)
General and administrative expenses	(6,556)	(2,142,312)	(261,207)	(2,410,075)

Income / loss from operations	37,388	(437,683)	(261,207)	(661,502)

Total assets	$1,868,411	$5,036,037	252,904	$7,157,352
Capital expenditure
Property and equipment	$0	0	3,140,757	$3,140,757
Intangible assets	$0	0	2,245,231	$2,245,231

NOTE 22 - SUBSEQUENT EVENTS

On July 1, 2022, under the agreement Rayont Inc., through its wholly owned subsidiary No More Knots (Ipswich) Pty Ltd, acquired the business of the Ipswich Massage from buyer OneDose Pty Ltd, in exchange for AUD825,000 (approximately USD600,000). Rayont will pay the purchase price in four instalments. As of today, it is remaining the last instalment that is due on July 5, 2023 in the amount of AUD51,000 (USD).

On August 22, 2022, under the agreement Rayont Inc., through its wholly owned subsidiary Rayont Australia Pty Ltd, acquired 100% of the total outstanding shares and units of The SkinDNA Company Pty Ltd, in exchange for AUD750,000 (approximately USD500,000). Rayont paid by issuing 1,524,044 of its shares to the shareholder of record of The Skin DNA Company Pty Ltd. The Corporation’s common stock was valued at USD0.34 per share on the OTC Markets on August 22, 2022.

On November 25, 2022, the Company received a termination request from the former shareholders of The SkinDNA Company Pty Ltd. Both parties are discussing ways how to resolve the concerns each party has through informal mediation.

On September 1, 2022, Rayont Inc., through its wholly owned subsidiary No More Knots Holdings Pty Ltd incorporated Biomimic Pty Ltd for the amount of $70.

On September 1, 2022, Rayont Inc., through its wholly owned subsidiary No More Knots Holdings Pty Ltd incorporated Health Script Pty Ltd for the amount of $70.

On September 1, 2022, under the agreement Rayont Inc., through its wholly owned subsidiary Health Script Pty Ltd, acquired the business of Tugun Compounding Pty Ltd, in exchange for AUD665,000 (approximately USD450,870). The sum of USD265,520 (AUD390,000) is made as “the Cash Payment” and USD 185,350 (AUD275,000) is paid by issuing 545,147 shares at $0.34 per share of Rayont Inc to the shareholder of record of Tugun Compounding Pty Ltd.

On September 1, 2022, under the agreement Rayont Inc., sold 100% of the total outstanding shares and units of Rayont (Australia) Pty Ltd, Prema Life Pty Ltd and Rayont Properties Pty Ltd ATF Rayont Property Trust, in exchange for AUD4,944,225 (approximately USD3,352,185) to the buyer Exit Properties Pty Ltd.

On September 3, 2022, under the agreement Rayont Inc., through its wholly owned subsidiary Health Script Pty Ltd, acquired the business of Prema Life Pty Ltd, in exchange for AUD1,050,000 (approximately USD718,725).

On October 5, 2022 three board directors of Rayont Inc , Mark Rudulph Van Wyk, Thea Dillon and Jason Adam Sunstein resigned from their position as Board of Directors of their own accord.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of June 30, 2022 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of formal documents such as invoices and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these significant deficiency materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended June 30, 2022. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of June 30, 2022.

Name	Age	Position Held	Held Office Since

Marshini Thulkanam	45	Chief Financial Officer and Director	2020
Dhurata Toli	45	Secretary	2021
Mark Rudulph Van Wyk	55	Independent Director	2022
Thea Dillon	45	Independent Director	2022
Jason Adam Sunstein	51	Independent Director	2022

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

Ms. Toli has extensive experience in both government and private sector for over 21 years in financial analyses, accounting, financial controls, reporting and taxation, financial, market risk profiling, trainings. Ms. Toli started her career with NOA in management and risk analysis before managing a branch of BKT Bank. Thereafter, she worked with the Municipality of Tirana as Director of Operations and then with Abkons company on the Trans Adriatic Pipeline as a Financial Consultant. In 2017, Ms. Toli became the Financial Controller and Secretary of a USA public corporation with subsidiaries in Australia and Malaysia, overseeing all aspects of the Company’s accounting functions including planning, executing, controlling, reporting all financial matters and as an active member of the M&A team. In addition, she was the Board Secretary for Corporation. Ms. Toli earned her Master of Science degree in banking from the University of New York Tirana in collaboration with the Institute Universitaire Kurt Bosch in Switzerland and Master’s Degree in Finance and Accounting from Tirana University. She also holds an Approved Accounting Certificate, Real Estate Appraiser and “Six Sigma Quality Improvement Project” for “Loan Assessment and Approval Process Mapping “delivered by IMPACT W.L.L.

Ms. Dillon has extensive experience within the Remedial Massage & Myotherapy profession having successfully founded and operated a number of South East Qld based businesses in the industry over the past 15 years. She is passionate about enriching lives and enhancing health & wellbeing, and enjoys passing her wealth of knowledge & expertise to others so that they may thrive personally and professionally.

Thea holds a Diploma of Remedial Massage, Adv Diploma of Myotherapy, an Honors Degree in Exercise Science & a Certificate IV in Training & Assessment, and is an accomplished High Performance Sport Therapist, having worked with the Australian Olympic Team on multiple occasions. She was a founding partner of Gold Coast Physio & Sports Health in 2008 and remained an Owner through to 2013 before continuing as a Principal Remedial Massage Therapist through to 2016. She has been the Owner and Principal Therapist of No More Niggles since November 2016 where she provides exceptional remedial and sports massage services.

From December 2018 through January 2021, Thea was a Trainer at Massage Schools of QLD, designing and delivering remedial massage & myotherapy training content at post graduate level. From 2019 through 2021, Thea was in the Lead Soft Tissue Therapy role for the Australian Olympic Team in Tokyo. She was also a Practice Manager at No More Knots throughout 2020 and continues to deliver professional development and mentoring sessions across the No More Knots Team.

Mr. Sunstein was one of the founders and since October 2013, has been the CFO and a director of International Land Alliance, Inc., a publicly traded company, engaged in residential land development with target properties located primarily in the Baja California Northern region of Mexico. Mr. Sunstein brings finance, mergers and acquisitions and general management experience. Since 1989, he has participated in a broad variety of both domestic and international structured investments and financings, ranging from debt and preferred stock to equity and developmental capital across a wide variety of infrastructure and corporate financings. He has been involved in numerous start-ups, turnarounds and public companies. Mr. Sunstein serves as on the Board of Directors of several public and private companies. In December 2014 Mr. Sunstein filed for Chapter 7 bankruptcy, and it was discharged May 2015. He attended San Diego State University where he majored in Finance and has held NASD Series 7 (General Securities Representative) and Series 63 licenses.

Mr. Van Wyk is a seasoned business leader and strategist with a diverse 37 year global career across several industry sectors including health and aged care services, community services, environmental, financial and professional services, engineering, infrastructure, mining/resources, construction, manufacturing, building services and agriculture. He holds qualifications from the University of Pretoria (South Africa), Graduate School of Business at the University of Cape Town (South Africa) and De Montfort University in Leicester (United Kingdom). Mark is a Member of the Australian Institute of Company Directors, Fellow of the International Institute of Directors and Managers, a Member of the CEO Institute, a Member of the Advisory Board Centre and is also a Certified CEO and an advisory board Certified Chair™. He has held senior positions and executive roles in several listed Australian companies. Entrepreneur and founder of eleven SMEs. Board Experience having served as Advisory Board Member, Chairperson, Executive Director, Non-Executive Director, Alternate Director, Company Secretary and Committee Member. His most recent experience includes being a Non-Executive Director of Smiles Inclusive Limited, an Australian dental services provider since July 2021 and Chairman and Executive Director of Paying.Green Holdings, a global profit-for-purpose organisation focused on delivering sustainable environmental solutions to businesses since 2020. Prior to this Mark was Chairman and Executive Director of Medicrew Holdings, an integrated primary health care services provider with a number of medical centres across South East Queensland from July 2015 to June 2021.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Management Compensation

Name and Fiscal Years Ended June 30, 2022, 2021 and 2020	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Marshini Alyia Moodley (1) FY 2022	-		-	-	-	-	-
FY 2021	-		-	-	-	-	-
FY 2020		8,000	-	-	-		8,000
Aleem Sheikh(2)	-		-	-	-	-	-
Dhurata Toli (3) FY 2022	-	-	-	-	-	60,000	60,000
FY 2021	-	-	-	-	-	14,000	14,000
Reyad Fezzani (4) FY 2022	-	40,000	-	-	-	-	40,000
Leilani Latimer (5) FY 2022	-	12,500	-	-	-	-	12,500
Mark Rudulph Van Wyk (6) FY FY 2022	-	2,000	-	-	-	-	2,000
Thea Dillon (7) FY 2022	-	2,000	-	-	-	-	2,000
Jason Adam Sunstein(8) FY 2022	-	5,000	-	-	-	-	5,000
Greg Jackson FY 2019 (9)	-	4,000	-	-	-	-	4,000
Chin Kha Foo (10) FY 2019	-	-	-	-	-	-	-

(1)	Ms. Thulkanam resigned as CEO, President and Secretary on March 25, 2021 and was appointed as President, CEO and Director on February 28, 2022.
(2)	Mr. Sheikh was appointed as President, CEO and Director on March 25, 2021 and resigned on February 28, 2022
(3)	Ms. Toli was appointed as Secretary on March 25, 2021
(4)	Mr. Fezzani was appointed as Director on March 12, 2021 and resigned on April 19, 2022
(5)	Ms. Latimer was appointed as Director on April 22, 2021 and resigned on April 20, 2022
(6)	Mr. Van Wyk was appointed as Director on April 21, 2022 and resigned on October 5, 2022
(7)	Ms. Dillon was appointed as Director on April 21, 2022 and resigned on October 5, 2022
(8)	Mr. Sunstein was appointed as Director on April 21, 2022 and resigned on October 5, 2022.
(9)	Mr. Jackson was appointed a Director, CEO, President, CFO and Secretary on August 9, 2019 and resigned on March 31, 2020
(10)	Mr. Foo was appointed a Director and President/CEO/CFO on July 2, 2017 and resigned on August 9, 2019

Compensation of Directors

Each Director that is not an officer is reimbursed the reasonable out-of-pocket expenses in connection with their travel to attend meetings of the Board of Directors. No payments were made to our current directors for the fiscal years ended 2022, 2021 and 2020.

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

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock that are shown as beneficially owned by them. In computing the number of shares of Common Stock owned by a person and the percentage ownership of that person, any such shares subject to options and warrants held by that person that are exercisable as of the Record Date or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person. The percent of class is based on 50,163,797 shares of common stock issued and outstanding as of June 30, 2022. Unless otherwise indicated, the mailing address of each officer and director is c/o Rayont Inc., 228 Hamilton Avenue, 3rd Floor, Palo Alto, California 94301

Officers and Directors	Shares of Common stock	Percentage

Marshini Alyia Moodley	550,000	1.096%
Mark Rudulph Van Wyk	2,500	0.005%
Dhurata Toli	200,000	0.399%
Thea Dillon	2,500	0.005%
Jason Adam Sunstein	6,250	0.012%

All Officers and Directors as a Group (5)	761,250	1.517%

More than 5% Beneficial Owners:

Rural Asset Management Services, Inc. (1)	4,232,000	8.436%

Taleo Holdings (L) LTD (2)	20,803,079	41.470%

(1)	The principal owner of Rural Asset Management Services, Inc is Si Jing Yi and its address is Kensington Gardens, No. U1317 Lot 7616, Jalan Jumider, Federal Territory, Malaysia.
(2)	The principal owner of Taleo Holdings (L) LTD is Ali Kasa and its address is 3 Spica Drive, Tanah Merah, 4128 QLD, Australia.

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

Audit Committee

We do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The related parties of the Company with whom transactions are reported in the consolidated financial statements are as follows:

Name	Relationship

Rural Asset Management Services, Inc. (“Rural”)	One of major shareholder of Rayont Inc
TheAlikasa (Australia) Pty Ltd	Common director / shareholder of the Company
Blue Pacific Academy	Entity under the same beneficial owner/ common directors
Health Script Pty Ltd	Entity under the same beneficial owner/ common directors
Accounting Business Solutions Pty Ltd	Entity under the same beneficial owner/ common directors
Abrar Investments Pty Ltd	Common shareholder
Tasman Accounting Pty Ltd	Entity under the same beneficial owner/ common directors
Vantis Partners Pty Ltd	Entity under the same beneficial owner/ common directors

Amount due from related parties

	June 30, 2022	June 30, 2021
TheAliKasa Australia Pty Ltd	$20,097	$-
Rural Asset Management Services	-	11,881
Blue Pacific Academy	-	4,000
Health Script Pty Ltd	45,919	-
Total	$66,016	$15,881

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

As of March 31, 2022 and June 30, 2021, Rayont International (L) Ltd had loans receivable of $4,000 from Blue Pacific Academy. The loans receivable was non-interest bearing and due upon request. this loan is paid back on June 30, 2022.

As of June 17, 2022 and June 30, 2021, Rayont (Australia) Pty Ltd has loans receivable of $45,919 and $nil from Health Script Pty Ltd. This is a prepayment for acquisition of the Tugan business that is completed in September 1, 2022. The loans receivable was non-interest bearing and due upon request and it is.

As of June 30, 2022 and June 30, 2021, Prema Life Pty Ltd and Wonder Foods Pty Ltd had amount receivable of $20,097 and $nil from director of the company. Prema Life Pty Ltd owed the director $386,105 as of June 30, 2021. In repaying this amount Prema Life Pty Ltd as of June 30, 2022 had paid $20,097 more than it was supposed to pay. This was not meant to be a loan but rather an oversight of the accounts. The oversight indicates a deficiency of internal control over financial reporting under the current operations. The Management has taken immediate remedial action rectifying the overpayment. As at 30 September 2022, the Director loan is not overdrawn. Prema Life Pty Ltd was sold on September 1, 2022 to unrelated party and this loan has been reconciled as part of that transaction.

Amounts due to related parties

As of June 30, 2022 and June 30, 2021, the Company had amount due to related parties as follows:

	June 30, 2022	June 30, 2021
Accounting Business Solutions Pty Ltd	$-	$1,133
Abrar Investments Pty Ltd	62	-
Director’s loan	-	386,105
Tasman Accounting Pty Ltd	3,453
Ventis Partners Pty Ltd	125,162
Total	$128,677	$387,238

On August 1, 2021 the director has given a loan amount of $386,105 which is used to pay the property that is bought from Prema Life Pty Ltd. This loan has 3% interest per annum and it is fully settled as of December 31, 2021.

On May 4, 2022 the Ventis Partners Pty Ltd has given a loan amount of $125,162 which is used to pay the properties that is bought from Rayont Properties Pty Ltd. This loan is non-interest bearing and payable on demand.

On June 5, 2022 the Tasman Accounting Pty Ltd has given a loan amount of $3,453 which is used to pay the operation expenses of No More Knots (Taringa) Pty Ltd. This loan is non-interest bearing and payable on demand.

The other amounts due to related parties were non-interest bearing and payable on demand. The amounts were used to support its operation, to acquire the properties.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

JP Centurion & Partners Plt is our current independent auditor for the fiscal year ended on June 30, 2022 and June 30, 2021.

The following table shows the fees paid or accrued by us for the audit and other services provided by, Total Asia Associates Plt and JP Centurion & Partners Plt, our auditors for the 12 months ended June 30, 2022 and June 30, 2021, respectively.

	2022	2021

Audit Fees (i)	$16,050	$55,227
Audit-Related Fees (ii)	-	-
Tax Fees (iii)	-	-
All Other Fees (iv)	-	-
Total	$16,050	$55,227

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

RAYONT INC.

Date: December 29, 2022	By:	/s/ Marshini Aliya Moodley
Marshini Aliya Moodley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Marshini Aliya Moodley	Principal Executive Officer & Director
Marshini Aliya Moodley		December 29, 2022

/s/ Marshini Aliya Moodley,	Principal Accounting Officer & Director
Marshini Aliya Moodley		December 29, 2022

EXHIBIT INDEX

Number	Description

10.1	On January 22, 2019, the Company entered into and closed an Acquisition Agreement with THF Holdings Pty Ltd., an Australian corporation (“THF”)
10.2	On September 30, 2020, pursuant to an Acquisition Agreement, Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of Rayont International (L) Limited, a Malaysian company.
10.3	Assets Purchase Agreement with Workstar Tech (Aust) Pty Ltd
10.4	On December 23, 2020, pursuant to an Acquisition Agreement, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of Prema Life Pty Ltd, an Australian company (“Prema Life”)
10.5	On December 23, 2020, pursuant to an Acquisition Agreement, Rayont Australia Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of GGLG Properties Pty LTD, an Australian company (“GGLG”)
10.6	On March 12, 2021, in the best interests of the Company, the Board appointed Reyad Fezzani to be a Chairman of the Board of Directors of the Company.
10.7	On April 1, 2022, pursuant to an Acquisition Agreement, No More Knots Holdings Pty Ltd, a wholly-owned subsidiary of Rayont Inc. (the “Company”), acquired all of the issued and outstanding capital stock of No More Knots Pty LTD, No More Knots (Taringa) Pty Ltd and No More Knots (Newmarket) Pty Ltd, Australian companies.
10.8	On July 1, 2022, under the agreement Rayont Inc., through its wholly owned subsidiary No More Knots (Ipswich) Pty Ltd, acquired the business of the Ipswich Massage from buyer OneDose Pty Ltd,.
10.9	On September 1, 2022, under the agreement Rayont Inc., through its wholly owned subsidiary Health Script Pty Ltd, acquired the business of Tugun Compounding Pty Ltd.
10.10	On September 1, 2022, under the agreement Rayont Inc., sold 100% of the total outstanding shares and units of Rayont (Australia) Pty Ltd, Prema Life Pty Ltd and Rayont Properties Pty Ltd ATF Rayont Property Trust to the buyer Exit Properties Pty Ltd.
10.11	On September 3, 2022, under the agreement Rayont Inc., through its wholly owned subsidiary Health Script Pty Ltd, acquired the business of Prema Life Pty Ltd.
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President, Chief Executive Officer and Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

