Form 10-Q
period 2023-03-31
RAYONT INC.
filed 2023-05-15
CIK 1539778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __

________ to _________

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

As of May 15, 2023, there were 50,163,797 shares issued and outstanding of the registrant’s common stock.

2

RAYONT INC. AND SUBSIDIARY

Unaudited Consolidated Financial Statements

For the NINE AND three months ended MARCH 31, 2023 and 2022

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	June 30, 2022
	(Not Reviewed)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$43,839	$185,782
Accounts receivables	504,660	172,705
Inventories	410,095	512,053
Prepaid expense	3,995	81,008
Due from related parties	-	66,016
Other receivables	3,084,918	2,765,829
Total Current Assets	4,047,507	3,783,393

Non-Current Assets:
Property and equipment, net	553,197	6,241,049
Intangible assets	328,445	-
Other receivables	977,432	1,009,537
Goodwill	2,365,557	1,866,708
Right of use asset	862,936	524,892
Other assets	789,379	767,656
Total Non-Current Assets	5,876,946	10,409,842

TOTAL ASSETS	$9,924,453	$14,193,235

LIABILITIES AND STOOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$481,311	$384,355
Accrued liabilities	1,124,482	470,689
Due to related parties	232,962	128,677
Loan payable	718,457	2,481,440
Finance lease payable	-	10,983
Operating lease liabilities	201,269	112,333
Other payables	310,919	278,800
Total Current Liabilities	3,069,400	3,867,277

Non-Current Liabilities:
Finance lease payable	-	7,812
Operating lease liabilities	661,667	412,559
Loan payable	282,542	4,811,975
Total Non-Current Liabilities	944,209	5,232,346

TOTAL LIABILITIES	$4,013,609	$9,099,623

COMMITMENTS AND CONTNGENCIES

Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 50,163,797 and 48,094,606 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	$50,164	$48,095
Preferred stock, $0.001 par value; 20,000,000 shares authorized; nil share issued and outstanding	-	-
Additional paid-in capital	9,637,052	8,939,829
Reserve	(4,670)	-
Accumulated deficit	(3,704,116)	(3,634,943)
Accumulated other comprehensive loss	(67,586)	(259,369)
TOTAL STOCKHOLDERS’ EQUITY	5,910,844	5,093,612

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,924,453	$14,193,235

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(Not Reviewed)	Unaudited	(Not Reviewed)	Unaudited

Revenue	$980,415	$464,698	$3,768,517	$1,826,585
Cost of Revenue	(265,562)	(309,440)	(1,367,481)	-999,906
Gross profit	714,853	155,258	2,401,036	826,679

Operating expenses:
Selling, general and administrative expenses	980,723	315,130	3,138,555	1,223,124
Depreciation and amortization expense	23,806	120,023	56,748	349,921
Total operating expenses	1,004,529	435,153	3,195,303	1,573,045

Operating Loss	(289,676)	(279,895)	(794,267)	(746,366)

Other (expense) / income:
Interest income	69,778	-	209,118	-
Interest expense	(54,126)	(153,775)	(340,821)	(302,494)
Other income, net	4,953	514,320	856,797	514,320
Total other income / (expense)	20,605	360,545	725,094	211,826

Income / loss before income taxes	(269,071)	80,650	(69,173)	(534,540)
Income tax expense	-	-	-
Net income / (loss)	(269,071)	80,650	(69,173)	(534,540)

Other comprehensive items
Foreign currency translation gain / (loss)	(58,919)	100,329	191,783	43,660
Total other comprehensive gain / (loss)	(58,919)	100,329	191,783	43,660

Total comprehensive income / (loss)	(327,990)	180,979	122,610	(490,880)
Less: comprehensive income attributable to noncontrolling interest	-	-	-
Total Comprehensive income / (loss) attributable to shareholders of the Company	$(327,990)	$180,979	$122,610	$(490,880)

Weighted average shares, basic and diluted	50,163,797	48,069,467	49,743,656	47,832,721
Net loss per common share, basic and diluted	$(0.01)	$0.00	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(NOT REVIEWED)

							Accumulated
			Additional	Stock			Other
	Common Stock		Paid-In	To Be		Accumulated	Comprehensive
	Shares	Amount	Capital	Issued	Reserve	Deficit	Income / (Loss)	Total

For the nine and three months ended March 31, 2022
Balance as of June 30, 2021	46,783,369	46,784	6,996,198	618,320	-	(3,912,404)	(21,872)	3,727,026
Common Stock issued for business acquisition of a subsidiary under common control	710,713	710	617,610	(618,320)	-	-	-	-
Common Stock issued for acquisition of a property	515,771	516	1,158,524	-	-	-	-	1,159,040
Common Stock issued for cash	49,114	49	108,168	-	-	-	-	108,216
Common Stock issued for services	10,500	11	26,240	-	-	-	-	26,250
Foreign currency translation loss	-	-	-	-	-	-	(56,669)	(56,669)
Net loss for the six months ended December 31, 2021	-	-	-	-	-	(615,190)	-	(615,190)
Balance as of December 31, 2021	48,069,467	48,069	8,906,739	-	-	(4,527,594)	(78,541)	4,348,673

Common Stock issued for services	13,889	14	26,236	-	-	-	-	26,250
Foreign currency translation gain	-	-	-	-	-	-	100,329	100,329
Net income for the three months ended March 31, 2022	-	-	-	-	-	80,650	-	80,650

Balance as of March 31, 2022	48,083,356	48,083	8,932,975	-	-	(4,446,944)	21,788	4,555,903

For the nine and three months ended March 31, 2023
Balance as of June 30, 2022	48,094,606	48,095	8,939,829	-	-	(3,634,943)	(259,369)	5,093,612
Common Stock issued for acquisition of assets	545,147	545	184,805	-	-	-	-	185,350
Common Stock issued as a prepayment for business acquisition	1,524,044	1,524	516,651	-	-	-	-	518,175
Adjustments of additional paid-in capital	-	-	(4,233)	-	-	-	-	(4,233)
Reserve	-	-	-	-	(4,670)	-	-	(4,670)
Foreign currency translation gain	-	-	-	-	-	-	250,702	250,702
Net income for the six months ended December 31, 2022	-	-	-	-	-	199,898	-	199,898
Balance as of December 31, 2022	50,163,797	50,164	9,637,052	-	(4,670)	(3,435,045)	(8,667)	6,238,834

Foreign currency translation loss	-	-	-	-	-	-	(58,919)	(58,919)
Net loss for the three months ended March 31, 2023	-	-	-	-	-	(269,071)	-	(269,071)

Balance as of March 31, 2023	50,163,797	50,164	9,637,052	-	(4,670)	(3,704,116)	(67,586)	5,910,844

The accompanying notes are an integral part of these consolidated financial statements.

RAYONT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended March 31, 2023	For the nine months ended March 31, 2022
	(Not Reviewed)	Unaudited
Operating Activities:
Net income / (loss)	$(69,173)	$(534,540)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Non-cash portion of share based compensation for service	-	52,500
Depreciation and amortization expense	56,748	349,921
Gain on Disposal of Investments	(70,392)	(312,143)
Debt waiver by payable	(92,519)	(118,450)
Changes in operating assets and liabilities:
Accounts receivable	(398,054)	266,761
Inventory	87,553	75,409
Accounts payable	108,751	189,939
Accrued liabilities	808,365	(165,884)
Prepaid expense	10,413	(28,640)
Other assets	(2,399)	(41,148)
Other receivables	(991)	338,533
Other payable	36,565	200,478
Net cash used in operating activities	474,867	272,736

Investing Activities:
Acquisition of subsidiaries, net of cash and cash equivalents	(227,663)	-
Purchases of intangible assets	(353,113)	(189,511)
Purchases of property and equipment	(262,945)	(685,259)
Net cash used in investing activities	(843,721)	(874,770)

Financing Activities:
Proceeds / repayment from related party	202,259	(418,697)
Proceeds from loan payable	24,993	765,362
Issuance of common stock	-	108,216
Net cash provided by financing activities	227,252	454,881

EFFECT OF EXCHANGE RATE ON CASH	(341)	(58,612)

Net decrease in cash and cash equivalents	(141,943)	(205,765)
Cash and cash equivalents at beginning of the period	185,782	243,610
Cash and cash equivalents at end of the period	$43,839	$37,845

SUPPLEMENTAL DISCLOSURE:
Interest paid	$259,249	$121,339
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NONCASH INVESTING AND FINANCING ACITIVIES:
Issuance of common stock for services	$-	$52,500
Issuance of common stock for business acquisitions	$518,175	$618,320
Issuance of common stock issued for acquisition of property and equipment, net	$185,350	$1,159,040

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

As of June 30, 2022 the business failed to meet the first condition so the amount of the USD110,000 (AUD150,000) has been deducted from the purchase price. The remaining conditions have been met by the vendor and as of December 31,2022 is unconditional and it has been agreed to be paid on 31 January 2023. The parties have agreed that final settlement payment will be made on July 31, 2023.

No More Knots is home to over 45 tertiary qualified therapists who specialize in Remedial Massage and Myotherapy

As of this filing date, the Company has not completed and file its Form 8K as required by the SEC rules and regulations. The Company is in the process of completing all necessary documentation for the Form 8K filling in due time. The Staff of the SEC has requested a time line for filing of Form 8-K/A and the Company has committed to file it on or before July 5, 2023.

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

As of March 31, 2023, the company group structure consisted of the following companies:

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

Going Concern

The Company had an operating loss of $794,267 for the nine months ended March 31, 2023. The accumulated deficit of the Company is $3,704,116 as of March 31, 2023. The Company demonstrates adverse conditions that raise substantial the Company’s ability to continue as a going concern. These adverse conditions are recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company did not generate enough revenues to cover its operating expense during the nine months ended March 31, 2023. The Company plans to continue obtaining funding from the majority shareholder and the President of the Company to support the Company’s normal business operating. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

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

There is no customer who accounted for 10% or more of the Company’s sales and there is no customer that accounted for more than 10% of accounts receivable for the nine months ended March 31, 2023 and 2022, respectively. For more information, please read note no.8.

There is no supplier who accounted for 10% or more of the Company’s cost of sales for the nine months ended March 31, 2023 and 2022, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of March 31, 2023 and June 30, 2022, the Company’s notes payable has stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and June 30, 2022, the Company had cash in bank of $43,839 and $185,782, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable recorded by the Company are customer obligations due under normal trade terms. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary. Management reviews the composition of accounts receivable and analyses the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. Uncollectible account balances are written off when management determines the probability of collection is remote. The allowance for doubtful accounts was nil as of March 31, 2023 and June 30, 2022.

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

As of March 31, 2023 and June 30, 2022, the Company had intangible assets of $328,445 and $0. respectively associated with Rayont International’s exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa which is sold on June 29, 2022. The other intangible assets are associated with trademark, website, software that Rayont Technologies Pty Ltd entered into an agreement on October 15, 2020 to purchase the assets of Workstar Tech (Aust) Pty Ltd. This company was sold on January 31, 2022. Intangible assets are not part of the balance sheets as of June 30, 2022 and March 31, 2023.

In addition, on February 5, 2021 Rayont Technologies (M) Sdn Bhd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase intangible assets include software for remote learning, customer contracts and digital content. As of June 30, 2021, the carrying amount of this asset is $100,625. This company was sold on January 31, 2022 and its intangible assets are not part of the balance sheets as of June 30, 2022 and March 31, 2023.

For other intangible assets, company determined the useful life of the asset as 10 years and it’s amortized based on the useful life.

On September 3, 2022, the Company’s subsidiary, Health Script Pty Ltd, acquired the assets of Prema Life Pty Ltd, in exchange for AUD1,050,000 (approximately USD718,725).

These assets include intangible and tangible assets. Intangible assets are customer and formulation database in the amount of USD154,237, trademark, website in the amount of USD169,189 and inventory in the amount of USD410,095 as of March 31, 2023.

Another intangible asset is a software program in the amount of $27,698 that subsidiary Health Script Pty Ltd is developing to fulfill the needs of its daily operations but it is not finished yet as of March 31, 2023.

Amortization is computed using the straight-line method over the 10-year estimated useful lives of the customer and formulation database, trademark and 5-year estimated useful lives of the website.

The Company tests for indefinite lived intangibles impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles at March 31, 2023, and determined there was no impairment of indefinite lived intangibles.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets when changes in circumstances or event could impact the recoverability of the carrying value of the assets. Recoverability of long-lived assets is determined by comparing the estimated undiscounted cash flows related to the long-lived assets to their carrying value. Impairment is determined by comparing the present value of future undiscounted cash flows, or some other fair value measure, to the carrying value of the asset. For the nine months ended March 31, 2023 and March 31, 2022, no impairment of long-lived assets was indicated, and no impairment loss was recorded.

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

Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible notes and preferred stock when the effect would be dilutive. The Company only issued common stock and does not have any potentially dilutive instrument as of March 31, 2023 and March 31, 2022.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	Average Rate for the nine months ended March 31,
	2023		2022
Australian dollar (AUD)	AUD	1.4832	AUD	1.3713

	Exchange Rate at
	March 31, 2023		June 30, 2022
Australian dollar (AUD)	AUD	1.4916	AUD	1.4482

Recent Accounting Pronouncements

Management believes none of the recently issued accounting pronouncements will have a material impact on the consolidated financial statements.

NOTE 3 – INVENTORIES

As of March 31, 2023 and June 30, 2022, inventories were composed of the following:

	March 31, 2023	June 30, 2022
Raw materials	$170,444	$187,140
Working in progress	76,206	82,446
Finished goods	163,445	242,467
Total inventories	$410,095	$512,053

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2023 and June 30, 2022, property and equipment consisted of the following:

	March 31, 2023	June 30, 2022
Land	$-	$2,982,738
Building	-	2,673,276
Leasehold improvements	313,768	758,066
Different equipment	445,830	-
Vehicle	-	27,445
Computer equipment	7,378	7,378
Total	766,976	6,448,902
Less: accumulated depreciation	(213,779)	(207,853)
Total property and equipment, net	$553,197	$6,241,049

On June 30, 2018, the Company purchased computers in the amount of $7,378.

On January 22, 2019, the Company’s subsidiary, Rayont (Australia) Pty. Ltd, purchased the cancer treatment equipment for USD 1,239,008 (AUD1,736,966). This asset was sold on June 29, 2022 for $1,000,000 and is not part of the balance sheet as of June 30, 2022.

On June 26, 2020, the Company’s subsidiary, GGLG Properties Pty Ltd, purchased a property located at 11 Aldinga Street Brendale QLD 4500, Australia for USD472,135 (AUD686,814). GGLG Properties Pty Ltd disposed this property on June 29, 2021 for USD693,403.

On May 4, 2022, Rayont Properties Pty Ltd (formerly known as GGLG Properties Pty Ltd) acquired two properties. First property is located at 85 Juliette St, Greenslopes (lot 272) QLD 4120 Australia and has a surface land of 405m2 and surface of building of 280m2. Its purchase price is USD1,643,327 (AUD2,300,000), excluding GST. The stamp duty of this property in the amount of USD90,198 (AUD130,625) it is capitalized too. It is used for operations of No More Knots Pty Ltd. Rayont Properties Pty Ltd is sold on September 1, 2022 and this property is not part of the balance sheet as of March 31, 2023.

Second property is located at 44 Marquis Street, Greenslopes QLD 4120 Australia and has a surface land of 405m2 and surface of building of 115m2. Its purchase price is USD600,746 (AUD870,000), excluding GST. The stamp duty of this property in the amount of USD22,217 (AUD32,175) it is capitalized too. This property is rented to third parties and parking is used for No More Knots Pty Ltd. Rayont Properties Pty Ltd is sold on September 1, 2022 and this property is not part of the balance sheet as of March 31, 2023.

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

On October 28, 2020, the Company’s subsidiary obtained a Finance Lease for vehicle in the amount of $34,167 (AUD 44,880) from Australian Alliance Automotive Finance Pty Limited to assist the Company to meet its operating activities. Rayont Properties Pty Ltd is sold on September 1, 2022 and this property is not part of the balance sheet as of March 31, 2023.

On June 28, 2021, the Company’s subsidiary, Prema Life Pty Ltd, purchased a property which consist of 2720m2 land and 1760m2 building located at 32 French Avenue, Brendale QLD 4500, Australia for a total amount of USD2,304,330 excluding GST. The land cost is $1,273,595 and the building cost is $1,030,735. The purchase price of this property is paid totally by mortgage loans.

In addition, Prema Life has done leasehold improvements in the amount of $505,374 as of June 30, 2022. Prema Life Pty Ltd is sold on September 1, 2022 and those properties are not part of the balance sheet as of March 31, 2023.

On September 23, 2021, the Company’s subsidiary, Rayont (Australia) Pty Ltd, purchased a new property located at 900 Sandgate Road, Clayfield QLD, 4011, Australia for USD1,159,040 excluding GST. The purchase price of this property is paid by issuing shares of Rayont Inc. In addition, the Company has received a loan to cover some fit-out expense and its interest is capitalized in the cost of this property. The policy that the Company has used for the capitalization of the interest is ASC835. Interest is capitalized during the period under which the asset is being prepared for its intended use. The purpose of this is to obtain a more accurate representation of the full costs incurred in acquiring or constructing the asset. The interest capitalized should be added to the cost of the asset on the balance sheet and, when the asset is used internally, amortized over the life of the asset. The amount of the interest capitalized is USD107,296 (AUD147,790). In addition, it is capitalized even the stamp duty of the property in the amount of USD52,654 (AUD72,525). Rayont (Australia) Pty Ltd is sold on September 1, 2022 and this property is not part of the balance sheet as of March 31, 2023.

No More Knots (Taringa) Pty Ltd, the new company acquired on April 1, 2022, has done leasehold improvements in the amount of $264,121 as of March 31, 2023.

No More Knots (Clayfield) Pty Ltd, the company incorporated on January 19, 2022, has done leasehold improvements in the amount of $49,647 as of March 31, 2023.

On September 1, 2022, the Company’s subsidiary, Health Script Pty Ltd, acquired the assets of Tugun Compounding Pty Ltd, in exchange for AUD665,000 (approximately USD450,870).

These assets include tangible assets like office assets, laboratories’ assets, storage room, in the amount of USD445,830 (AUD665,000) as of March 31, 2023.

For the nine months ended March 31, 2023 and 2022, the depreciation expenses were $33,940 and $102,967, respectively.

NOTE 5 – INTANGIBLE ASSETS

On October 15, 2020, the Company entered into an agreement to purchase the assets of Workstar Tech (Aust) Pty Ltd, from an individual towards purchase of fair value of USD476,594.32 (AUD632,393) for purchase consideration of USD228,258.35 (AUD302,876). The company considered the gain on purchase of assets as an income in fiscal year ended June 30, 2021.

These assets include intangible assets like trademark, website, software in the amount of USD465,666.59 (AUD617,893) and tangible assets like office assets, computer contracts in the amount of USD10,927.73 (AUD14,500). This company was sold on January 31, 2022 and its assets are not part of the balance sheets as of June 30, 2022 and March 31, 2023.

Amortization is computed using the straight-line method over the 10-year estimated useful lives of the assets.

On February 5, 2021 Rayont Technologies (M) Pty Ltd entered into an Asset Purchase Agreement with Sage Interactive Sdn Bhd to purchase its assets in consideration of the payment of USD 105,000.00. These assets include software for remote learning, customer contracts and digital content. This company was sold on January 31, 2022 and its assets are not part of the balance sheets as of June 30, 2022 and March 31, 2023.

Amortization is computed using the straight-line method over the 10-year estimated useful lives of the assets.

The Company had evaluated the useful life of 10 years from 2018 for the intangible assets of $2,000,000, which is associated with Rayont International’s exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region. The technology has been licensed in Australia, New Zealand, China, Malaysia and Sub-Sahara Africa. This license was sold on June 29, 2022 and is not part of the balance sheets as of June 30, 2022 and March 31, 2023.

On September 3, 2022, the Company’s subsidiary, Health Script Pty Ltd, acquired the assets of Prema Life Pty Ltd, in exchange for AUD1,050,000 (approximately USD718,725).

These assets include intangible and tangible assets. Intangible assets are customer and formulation database in the amount of USD154,237, trademark, website in the amount of USD169,189 and inventory in the amount of USD410,095 as of March 31, 2023.

During the period October 2022 – March 2023, the subsidiary Health Script has invested an amount of $27,698 to create a software to help the daily sales and the clients of this subsidiary. This system is not completed yet so it is not amortized as of March 31, 2023,

Amortization is computed using the straight-line method over the 10-year estimated useful lives of the customer and formulation database, trademark and 5-year estimated useful lives of the website.

As of March 31, 2023 and June 30, 2022, intangible assets, consisted of the following:

	March 31, 2023	June 30, 2022
Customer and Formulation Database	$154,237	$-
Trademark, website, software	169,189	-
Software Development	27,698
Total	351,125	-
Less: accumulated amortization	(22,679)	-
Total intangible assets, net	$328,445	$-

For the nine months ended March 31, 2023 and 2022, the amortization expenses were $22,808 and $246,954, respectively.

NOTE 6 – LOANS PAYABLE

As of March 31, 2023 and June 30, 2022, loans payable, consisted of the following:

Current loan payable:	March 31, 2023	June 30, 2022
Mortgage loan	$118,671	$450,405
Loan - Mazars (Quickfee)	-	45,032
Note payable -1800 Diagonal	15,154	172,200
Lydia Loh Holdings Loan	-	1,035,769
Loan - Trevor Townsend	-	414,307
HP Liability - Label Applicator	-	3,296
Attavest Insurance Loan	2,575	25,430
Loan - Biz Cap	285,589	306,804
Loan Kelly Townsend	-	28,198
Kova Brendale Pty Ltd	115,064	-
Kova Properties Pty lTd	4,626	-
Kova Clayfield Pty Ltd	42,693	-
Loan Ervin	134,084
Total current loan payable	$718,457	$2,481,440

Non-current loan payable:
Mortgage loan	282,542	4,811,975
Total non-current loan payable:	$282,542	$4,811,975
Total loan payable	$1,000,999	$7,293,415

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

On May 4, 2022 some subsidiaries of the group in Australia received loans from Commonwealth Bank as described below:

Prema Life Pty Ltd received a loan in the amount of USD2,500,750 (AUD3,500,000). The loan term is five years with a variable rate of 3.16% per annum. This loan is received to refinance the 23 Frech property of Prema (to pay loans received earlier for this property like COE, James Lee and QRIDA). This is a secured loan. Prema Life Pty Ltd is sold on September 1, 2022 and this loan is not part of the balance sheet as of March 31, 2023.

Rayont (Australia) Pty Ltd received a loan in the amount of USD250,075 (AUD350,000). The loan term is three years with a variable rate of 3.50% per annum. This loan is received to extinguish private lenders secured over 900 Sandgate property. This is a secured loan. Rayont (Australia) Pty Ltd is sold on September 1, 2022 and this loan is not part of the balance sheet as of March 31, 2023.

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

Rayont Properties Pty Ltd received two loans: The first loan is in the amount of USD2,207,091 (AUD3,089,000). The loan term is five years with a variable rate of 3.50% per annum. This loan is received to buy two properties located at 85 Juliette St, Greenslopes (lot 272) QLD 4120 Australia and 44 Marquis Street, Greenslopes QLD 4120 Australia. The second loan is in the amount of USD57,875 (AUD81,000). The loan term is three years with a variable rate of 3.50% per annum. This loan is received to buy two properties located at 85 Juliette St, Greenslopes (lot 272) QLD 4120 Australia and 44 Marquis Street, Greenslopes QLD 4120 Australia. Those are secured loans. Rayont Properties Pty Ltd is sold on September 1, 2022 and this loan is not part of the balance sheet as of March 31, 2023.

As of March 31, 2023 and June 30, 2022 the Company had outstanding current balances of $118,671 and $450,405 and non-current balances of $282,542 and $4,811,975, respectively related to the mortgage loan.

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

Rayont inc, received on May 23, 2022 a note payable in the amount of 172,200 from 1800 Diagonal Lending LLC. This note has 12% interest rate per annum and has original issue discount in the amount of $18,450. Interest and outstanding principal, subject to adjustment, shall be paid in ten (10) payments each in the amount of $19,286.40. This note payable is paid on April 1, 2023. This note was paid on April 1, 2023.

Rayont (Australia) Pty Ltd has received on June 10, 2022 a private loan in the amount of USD423,240 (AUD600,000) from Trevor Townsend. The loan term is one year and with a variable rate of 8% per annum. This loan is received to finance the acquisition of business of No More Knots Pty Ltd. This is a secured loan. Rayont (Australia) Pty Ltd is sold on September 1, 2022 and this loan is not part of the balance sheet as of March 31, 2023.

Rayont (Australia) Pty Ltd has received on May 4, 2022 a private loan in the amount of USD1,071,750 (AUD1,500,000) from Lydia Loh Holdings Pty Ltd. The repayment date was for 10 days but then the loan was agreed to be extended by another 160 days with an interest rate of 0.7% per day. Purpose of this loan was to acquire No More Knots Pty Ltd, No More Knots Taringa and No More Knots Newmarket. This is a secured loan. Rayont (Australia) Pty Ltd is sold on September 1, 2022 and this loan is not part of the balance sheet as of March 31, 2023. It is transferred to the buyer of the Rayont Australia as of September 1, 2022.

Rayont (Australia) Pty Ltd has received two small private loans on December 12, 2021 and April 4, 2022 in the amount of USD55,662 (AUD77,556) and USD26,554 (AUD35,176), respectively from Quickfee. The loan term is one year. This loan is received to paid the invoices sent from Mazzars for Rayont Australia. This is unsecured loan. Rayont (Australia) Pty Ltd is sold on September 1, 2022 and this loan is not part of the balance sheet as of March 31, 2023.

Rayont Holdings Pty Ltd (formerly known as No More Knots Holdings Pty Ltd) has received on May 4, 2022 a private loan in the amount of USD29,178 (AUD40,836.44) from Kelly Townsend. The loan is non-interest bearing and payable on demand. This loan is received to finance operations of No More Knots Holdings Pty Ltd. This is unsecured loan. This loan was paid on October 2022.

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

On February 9, 2023, Rayont Holdings Pty Ltd obtained an unsecured loan of USD134,084 (AUD200,000). The loan term is 12 months with total interest amount of USD13,408 (AUD20,000). This loan is to finance operations of Rayont Holdings Pty Ltd.

The Company has received during the nine months ended March 31, 2023 from Kova Brendale Pty Ltd, Kova Properties Pty Ltd and Kova Clayfield Pty Ltd the amounts of $115,064, $4,626 and $42,693, respectively. Those loans are non-interest bearing and payable on demand. Those loans are received to finance operations of the Company. Those are unsecured loan.

For the nine months ended March 31, 2023 and 2022 the interest expenses were $340,821 and $302,494, respectively.

NOTE 7 – FINANCE LEASE PAYABLE

Current finance lease:	March 31, 2023	June 30, 2022
Finance lease for vehicle	$-	$10,983
Total current finance lease	$-	$10,983

Non-current finance lease:
Finance lease for vehicle	-	7,812
Total non-current finance lease:	$-	$7,812
Total finance lease	$-	$18,795

On the 28th of October 2020, the Company’s subsidiary ( Rayont Properties Pty Ltd ) obtained a Finance Lease for vehicle in the amount of $34,167 (AUD 44,880) from Australian Alliance Automotive Finance Pty Limited to assist the Company to meet its operating activities. The term of the loan is 4 years from the commencement date, and the interest rate is 5.03% for the term. Rayont Properties Pty Ltd is sold on September 1, 2022 and this Finance Lease is not part of the balance sheet as of March 31, 2023. As of March 31, 2023 and June 30, 2022, the Company had outstanding balances of $0 and $18,795, respectively related to the Finance Lease.

Finance lease activity is included in property and equipment, net.

NOTE 8 – CONCENTRATION

(a) Major Customers

At March 31, 2023 there was no customer who accounted for 10% or more of total accounts receivable and at June 30, 2022, one major customer represented approximately 26% of total accounts receivable.

(b) Major Suppliers

At March 31, 2023 and June 30, 2022 there was no supplier who accounted for 10% or more of the Company’s purchases nor with significant outstanding payables.

NOTE 9 – STOCKHOLDERS’ EQUITY

Capital Stock Issued

During the nine months ended March 31, 2022, the Company issued 710,713 shares of common stock to the The AliKasa Pty Ltd for the purchase of the GGLG, the Corporation’s wholly owned subsidiary, totaling $618,320 on July 17, 2021.

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

On March 31, 2022 the Company issued 13,889 shares of common stock to the Board of Directors for their services rendered to the Company, totaling $26,250.

During the nine months ended March 31, 2023, the Company issued 1,524,044 of its shares to the shareholder of record of The Skin DNA Company Pty Ltd. for the acquisition 100% of the total outstanding shares and units of The SkinDNA Company Pty Ltd, totaling $518,175 on August 22, 2022. The Company received a termination request from the former shareholders of The SkinDNA Company Pty Ltd. Both parties are discussing ways how to resolve the concerns each party has through informal mediation.

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

During the period from July 1, 2022 through March 31, 2023, the Company did not sell any shares of common stock.

Capital Stock Authorized

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2023 and June 30, 2022, the outstanding shares of common stock were 50,163,797 and 48,094,606, respectively.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Series A Preferred Stock with a par value of $0.001 per share. There are not preferred shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in the consolidated financial statements are as follows:

Name	Relationship
TheAlikasa (Australia) Pty Ltd	Common director / shareholder of the Company
Health Script Pty Ltd	Entity under the same beneficial owner/ common directors
Abrar Investments Pty Ltd	Common shareholder
Tasman Accounting Pty Ltd	Entity under the same beneficial owner/ common directors
Vantis Partners Pty Ltd	Entity under the same beneficial owner/ common directors

Amount due from related parties

	March 31, 2023	June 30, 2022
TheAliKasa Australia Pty Ltd	$-	$20,097
Health Script Pty Ltd	-	45,919
Total	$-	$66,016

As of March 31, 2023 and June 30, 2022, Prema Life Pty Ltd and Wonder Foods Pty Ltd had amount receivable of $nil and $20,097 from director of the company. Prema Life Pty Ltd owed the director $386,105 as of June 30, 2021. In repaying this amount Prema Life Pty Ltd as of June 30, 2022 had paid $20,097 more than it was supposed to pay. This was not meant to be a loan but rather an oversight of the accounts. The oversight indicates a deficiency of internal control over financial reporting under the current operations. The Management has taken immediate remedial action rectifying the overpayment. As at March 31, 2023, the Director loan is not overdrawn. Prema Life Pty Ltd was sold on September 1, 2022 to unrelated party and this loan has been reconciled as part of that transaction.

As of March 31, 2023 and June 30, 2022, Rayont (Australia) Pty Ltd has loans receivable of $nil and $45,919 from Health Script Pty Ltd. This is a prepayment for acquisition of the assets from Tugan Compounding Pty Ltd that is completed in September 1, 2022. The loans receivable was non-interest bearing and it is due upon request.

Amounts due to related parties

As of March 31, 2023 and June 30, 2022, the Company had amount due to related parties as follows:

	March 31, 2023	June 30, 2022
TheAliKasa Australia Pty Ltd	$219,036	$-
Abrar Investments Pty Ltd	62	62
Tasman Accounting Pty Ltd	3,352	3,453
Ventis Pty Ltd	-	125,162
Accounting Business Solutions	3,352	-
Health Script Pharmacy Pty Ltd	7,160	-
Total	$232,962	$128,677

During the nine months ended March 31, 2023 the director has given a loan amount of $219,036 some subsidiaries of the Rayont Group which are used to pay the acquisition of the assets, to support their operations, to pay the former shareholder of the acquired business from subsidiaries. Those loans are non-interest bearing, payable on demand and unsecured.

On May 4, 2022 the Ventis Partners Pty Ltd has given a loan amount of $125,162 which is used to pay the properties that are acquired from Rayont Properties Pty Ltd. This loan is non-interest bearing and payable on demand. The subsidiary is sold on September 1, 2022 and this loan is not part of the balance sheet as of March 31, 2023.

On June 5, 2022 the Tasman Accounting Pty Ltd has given a loan amount of $3,453 which is used to pay the operation expenses of No More Knots (Taringa) Pty Ltd. This loan is non-interest bearing and payable on demand.

The other amounts due to related parties were non-interest bearing and payable on demand. The amounts were used to support its operation, to acquire the properties.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company has no commitment or contingency as of March 31, 2023.

NOTE 12 – OTHER INCOME

Other income was $856,797 and $514,320 for the nine months ended March 31, 2023 and 2022, respectively. This income for nine months ended March 31, 2023 was mainly due to gain on disposal of the subsidiaries Rayont (Australia) Pty Ltd, Prema Life Pty Ltd and Rayont Properties Pty Ltd on September 1, 2022 in the amount of $474,026; the amount of $92,519 from debt waiver by payable in two subsidiaries of the Company; The amount of $290,252 that is generated as a result of the sale of three subsidiaries Rayont (Australia) Pty Ltd, Prema Life Pty Ltd and Rayont Properties Pty Ltd on September 1, 2022 in the consolidation of the financial statements of the group.

This income for nine months ended March 31, 2022 was mainly due to gain on disposal of the subsidiaries Rayont Technologies Pty Ltd and Rayont Technologies (M) Sdn Bhd on January 31, 2022 and debt forgiven.

NOTE 13 – OTHER RECEIVABLES AS CURRENT ASSETS

As of March 31, 2023 and June 30, 2022, other receivables as current assets, consisted of the following:

	March 31, 2023	June 30, 2022
Sale of exclusive license for PhotosoftTM technology	$2,500,000	$2,500,000
R&D grant	-	175,225
Prepayment of the Value Added Tax	33,086	27,652
Retainer fee	20,000	20,000
Deposits	29,017	42,952
Shares issued as a prepayment	502,816	-
	$3,084,918	$2,765,829

As of March 31, 2022, the Company had other receivables in the amount of $3,084,918 which is compound from the sale of Rayont International’s exclusive license for registering and commercializing PhotosoftTM technology for treatment of all cancers across Sub-Sahara African region on June 29, 2022 in the amount of $2,500,000 that will be paid from the buyer based on a monthly repayment schedule for 36 months. There is the Loan Agreement between the buyer and the Company’ subsidiaries dated June 29, 2022 and Security Agreement between the byer and the Company’ subsidiaries dated June 29, 2022.; prepayment of the Value Added Tax in the amount of $33,086 from some subsidiaries; Rayont Inc has paid an retainer fee in the amount of $20,000 but has not received the service and $29,017 as a deposit done from two subsidiaries for the lease rent; the Company issued 1,524,044 of its shares to the shareholder of record of The Skin DNA Company Pty Ltd. for the acquisition 100% of the total outstanding shares and units of The SkinDNA Company Pty Ltd, totaling $482,781 on August 22, 2022 but given the fact that The Company received a termination request from the former shareholders of The SkinDNA Company Pty Ltd, those shares are considered as other receivable and not investment.

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

NOTE 14 – OTHER ASSETS AS NON-CURRENT ASSETS

As of March 31, 2023 and June 30, 2022, other assets as non-current assets, consisted of the following:

	March 31, 2023	June 30, 2022
Available for Sale Security	$696,014	$716,872
Deposits	93,365	50,784
	$789,379	$767,656

As of March 31, 2023 the Company had other assets in the amount of $789,379 which is compound from the shares that Rayont (Australia) Pty Ltd has received from another public company Quantum Capital Inc. as a payment for the sale of its subsidiaries on January 31, 2022 in the amount of $696,014, Those shares are transferred to Rayont Holdings Pty Ltd when Rayont (Australia) Pty Ltd is sold on September 1, 2022; a deposit done from No More Knots (Taringa) Pty Ltd for lease rent in the amount of $13,383; a deposit done from No More Knots (Newmarket) Pty Ltd for lease rent in the amount of $33,923; a deposit done from No More Knots (Ipswich) Pty Ltd for lease rent in the amount of $30,973; and a deposit done from Health Script Pty Ltd for lease rent in the amount of $15,085.

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

NOTE 15 – OTHER RECEIVABLES AS NON-CURRENT ASSETS

As of March 31, 2023 and June 30, 2022, other receivables as non-current assets, consisted of the following:

	December 31, 2022	June 30, 2022
Sale of the equipment for the cancer treatment	$970,727	$1,002,632
Other	6,704	6,905
	$977,432	$1,009,537

As of March 31, 2023, the Company had other receivables in the amount of $977,432 which consists of the sale of the equipment for the cancer treatment on June 29, 2022 from Rayont (Australia) Pty Ltd in the amount of $970,727 that will be paid from the buyer based on a monthly repayment schedule for 36 months. There is the Loan Agreement between the buyer and the Company’ subsidiaries dated June 29, 2022 and Security Agreement between the byer and the Company’ subsidiaries dated June 29, 2022 and the other receivables in the amount of $6,704 that has subsidiary Wonder Foods Retail Pty Ltd.

As of June 30, 2022, the Company had other receivables in the amount of $1,009,537 which is consists of the sale of the equipment for the cancer treatment on June 29, 2022 from Rayont (Australia) Pty Ltd in the amount of $ 1,002,632 that will be paid from the buyer based on a repayment schedule and the other receivables in the amount of $6,905 that has subsidiary Wonder Foods Retail Pty Ltd.

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

The Company recognizes expense for these leases on a straight-line basis over the lease term and also considered annual incremental charges.

Lease related costs recognized in the statements of operations for the nine months ended March 31, 2023

	Lease 1	Lease 2	Lease 3	Lease 4
Operating lease expenses	$36,706	48,455	38,662	42,476

Supplemental balance sheet information related to leases is as follows:

Operating Leases	March 31, 2023
	Lease 1	Lease 2	Lease 3	Lease 4
Right-of-use assets	$196,445	235,030	190,671	240,789

Lease liabilities - current	47,601	58,970	42,943	51,755
Lease liabilities - non-current	148,844	176,060	147,729	189,034
Total lease liabilities	$196,445	235,030	190,671	240,789

March 31, 2023
Weighted Average Remaining Lease Terms
Lease 1	3 years 11 months
Lease 2	3 years 8 months
Lease 3	4 years 1 months
Lease 4	4 years 3 months

Discount Rate
Lease 1	2.91%
Lease 2	2.42%
Lease 3	2.83%
Lease 4	2.87%

Operating Leases	Lease 1	Lease 2	Lease 3	Lease 4
2023	$50,251	63,838	47,627	57,794
2024	51,758	66,072	49,294	59,816
2025	53,049	68,384	51,019	61,910
2026	47,327	47,185	49,577	60,854
2027			4,119	15,082
Thereafter
Total lease payments	202,384	245,479	201,637	255,456
Less: imputed interest	(5,939)	(10,449)	(10,965)	(14,667)
Present value of lease liabilities	$196,445	235,030	190,671	240,789

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

The Company’s policy is to perform an annual impairment testing for its reporting units of each fiscal year. For the nine months ended March 31, 2023, the Company determined there were no indicators of impairment of goodwill.

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

As of June 30, 2022 the business failed to meet the first condition so the amount of the USD110,000 (AUD150,000) has been deducted from the purchase price. The remaining conditions have been met by the vendor and as of December 31, 2022 is unconditional and it has been agreed to be paid on 31 January 2023. The parties have agreed that final settlement payment will be made on July 31, 2023.

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

No More Knots Pty Ltd

Purchase consideration	$1,910,700
Fair value of the net assets acquired and liabilities assumed	$98,240
Goodwill	$1,812,460

No More Knots (Ipswich) Pty Ltd

Purchase consideration	$553,097
Fair value of the net assets acquired and liabilities assumed	$0
Goodwill	$553,097

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

	For the Year Ended and As of
	March 31, 2023
By Business Unit	Nutritional Supplements and Myotherapy	Other Segment	Total
Revenue	$3,768,517	0	$3,768,517

Cost of revenue	(1,367,481)	0	(1,367,481)
General and administrative expenses	(2,942,024)	(253,279)	(3,195,303)

Loss from operations	(540,988)	(253,279)	(794,267)

Total assets	$9,924,453	0	$9,924,453
Capital Expenditure
Property and equipment	553,197	0	$553,197
Intangible assets	328,445	0	$328,445

	For the Year Ended and As of
	June 30, 2022
By Business Unit	Nutritional Supplements and Myotherapy	Other Segment	Total
Revenue	$2,839,357	0	$2,839,357

Cost of revenue	(1,456,733)	0	(1,456,733)
General and administrative expenses	(2,238,213)	(630,705)	(2,868,918)

Loss from operations	(855,589)	(630,705)	(1,486,294)

Total assets	$14,193,235	0	$14,193,235
Capital Expenditure
Property and equipment	0	6,241,049	$6,241,049
Intangible assets	0	0	$0

	For the Year Ended and As of March 31, 2023
By Country	Malaysia	Australia	Other Segment	Total
Revenue	$0	$3,768,517	0	$3,768,517

Cost of revenue	0	(1,367,481)	0	(1,367,481)
General and administrative expenses	0	(2,942,024)	(253,279)	(3,195,303)

Loss from operations	0	(540,988)	(253,279)	(794,267)

Total assets	$0	$9,924,453	0	$9,924,453
Capital Expenditure
Property and equipment	$0	553,197	0	$553,197
Intangible assets	$0	328,445	0	$328,445

	For the Year Ended and As of
	June 30, 2022
By Country	Malaysia	Australia	Other Segment	Total
Revenue	$0	$2,839,357	0	$2,839,357

Cost of revenue	0	(1,456,733)	0	(1,456,733)
General and administrative expenses	0	(2,238,213)	(630,705)	(2,868,918)

Loss from operations	0	(855,589)	(630,705)	(1,486,294)

Total assets	$0	$14,193,235	0	$14,193,235
Capital Expenditure
Property and equipment	$0	0	6,241,049	$6,241,049
Intangible assets	$0	0	0	$0

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

As of the date of this filing the Company has not completed and filed Form 8K for No More Knots Holdings Pty Ltd.’s acquisition as required by the SEC rules and regulations. The Company is in the process of completing all necessary documentation for the Form 8K filling. The Staff of the SEC has requested a time line for filing of Form 8-K/A and the Company has committed to file it on or before July 5, 2023.

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

On March 28, 2022, Commonwealth Bank of Australia, the lender to subsidiaries of Rayont Inc, notified Rayont Holdings Pty Ltd (formerly known as No More Knots Holdings) and its subsidiaries that it has exercised its rights to enforce the security agreements as a result of defaults by appointing Michael McCann and Cameron Crichton of Grant Thornton as receivers and managers to following subsidiaries with immediate effect:

(a)	Rayont Holdings Pty Ltd (formerly No More Knots Holdings Pty Ltd) (ACN 656 670 736);

(b)	No More Knots (Taringa) Pty (ACN 146 411 869);

(c)	No More Knots (Clayfield) Pty Ltd (ACN 656 672 203);

(d)	No More Knots Pty Ltd (ACN 100 811 381); and

(e)	No More Knots (Newmarket) Pty Ltd (ACN 158 638 889)

NOTE 20 - SUBSEQUENT EVENTS

On May 1, 2023, pursuant to a Sale and Purchase Agreement (the “Agreement”), Rayont Inc, the Registrant, (hereinafter referred to as the “Seller”) sold its Australian subsidiaries to a related party, Ali Kasa (the “Buyer”), for total consideration of USD3,346,903 (the “Purchase Price”).

The sale price for all companies in the amount of USD3,346,903 will be paid in the form of shares that the Seller owns in Rayont Inc (“RAYT”) and Quantum Capital Inc. (“QTCI”) The Seller will transfer 3,446,627 shares of Quantum Capital Inc with the price per share at USD0.51 and 2,648,539 shares of Rayont Inc with the price per share at USD0.60. The per share price of both RAYT and QTCI is based on the average price of each corporations’ shares on the OTC Markets over the last 30 trading days prior to May 1, 2023, the date of the agreement.

In return, the parties have agreed between the parties that Ali Kasa shall pay the loan that the subsidiary Rayont Holdings owes to Rayont Inc in the amount of USD784,521 and the loan that Rayont Holdings owes to Rayont International (L) Ltd in the amount of USD240,870. The total loan amount of USD1,025,391 will be paid with 1,708,985 shares of RAYT that Ali Kasa owns in Rayont Inc. with the price per share at USD0.60 which is based on the average price of the RAYT shares on the OTC Markets over the last 30 trading days prior to May 1, 2023, the date of the agreement.

The parties have also agreed that Ali Kasa shall pay all the liabilities of Rayont Inc Australian subsidiaries in Australia to third parties. As of May 1, 2023, these liabilities amounted to approximately USD3,000,000.

While this is a related party transaction, from an accounting basis it will be treated as arm’s length as this transaction is subject to an independent third-party evaluation report and the price may therefore change upward but not downwards based on the evaluation report.

The Company has evaluated any other events occurring from March 31, 2023 through the date these financial statements were issued and determined there are no additional events requiring disclosure.

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

As of June 30, 2022 the business failed to meet the first condition so the amount of the USD110,000 (AUD150,000) has been deducted from the purchase price. The remaining conditions have been met by the vendor and as of December 29,2022 is unconditional and it has been agreed to be paid on 31 January 2023. The parties have agreed that final settlement payment will be made on July 31, 2023.

No More Knots is home to over 45 tertiary qualified therapists who specialise in Remedial Massage and Myotherapy

As of this filing date, the Company has not completed and file its Form 8K as required by the SEC rules and regulations. The Company is in the process of completing all necessary documentation for the Form 8K filling in due time. The Staff of the SEC has requested a time line for filing of Form 8-K/A and the Company has committed to file it on or before July 5, 2023.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

Revenue

There were $980,415 and $464,698 revenue generated for the three months ended March 31, 2023 and 2022, respectively. The increase was attributable to revenues generated from new subsidiaries that are acquired like No More Knots Pty Ltd, No More Knots (Taringa) Pty Ltd, No More Knots (Newmarket) Pty Ltd and some other subsidiaries that are incorporated like Wonder Foods Retail Pty Ltd, No More Knots (Ipswich) Pty Ltd and Health Script Pty Ltd, that were not part of the Company during the quarter ended on March 31, 2022. The Company continues looking for other opportunities which could potentially increase the revenues and profits of the Company.

Cost of Goods Sold

There were $265,562 and $309,440 cost of goods sold for the three months ended March 31, 2023 and 2022, respectively. The increase was attributable to the increased of revenues significantly for the quarter ended March 31, 2023.

Operating Expense

Our operating expenses consist of selling, general and administrative expenses, depreciation and amortization expense.

For the three months ended March 31, 2023 and 2022, there were a total of $1,004,529 and $435,153 operating expenses, respectively. The increase was primarily due to the increase in the revenues and increase of the staff for the Company.

Other Income

Other income was $4,953 and $514,320 for the three months ended March 31, 2023 and 2022, respectively.

Net Income / (Loss)

We had a net loss of $269,071 for the three months ended March 31, 2023, and a net income of $80,650 for the three months ended March 31, 2022 based on the factors discussed above.

Comparison of the nine months ended March 31, 2023 and 2022

Revenue

There were $3,768,517 and $1,826,585 revenue generated for the nine months ended March 31, 2023 and 2022, respectively. The increase was attributable to revenues generated from new subsidiaries that are acquired like No More Knots Pty Ltd, No More Knots (Taringa) Pty Ltd, No More Knots (Newmarket) Pty Ltd and some other subsidiaries that are incorporated like Wonder Foods Retail Pty Ltd, No More Knots (Ipswich) Pty Ltd and Health Script Pty Ltd, that were not part of the Company during the nine months ended on March 31, 2022. The Company continues looking for other opportunities which could potentially increase the revenues and profits of the Company.

Cost of Goods Sold

There were $1,367,481 and $999,906 cost of goods sold for the nine months ended March 31, 2023 and 2022, respectively. The increase was attributable to the increased of revenues significantly for the nine months ended March 31, 2023.

Operating Expense

Our operating expenses consist of selling, general and administrative expenses, depreciation and amortization expense.

For the nine months ended March 31, 2023 and 2022, there were a total of $3,195,303 and $1,573,045 operating expenses, respectively. The increase was primarily due to the increase in the revenues and increase of the staff for the Company.

Other Income

Other income was $856,797 and $514,320 for the nine months ended March 31, 2023 and 2022, respectively. This income for nine months ended March 31, 2023 was mainly due to gain on disposal of the subsidiaries Rayont (Australia) Pty Ltd, Prema Life Pty Ltd and Rayont Properties Pty Ltd on September 1, 2022 in the amount of $474,026; the amount of $92,519 from debt waiver by payable in two subsidiaries of the Company; The amount of $290,252 that is generated as a result of the sale of three subsidiaries Rayont (Australia) Pty Ltd, Prema Life Pty Ltd and Rayont Properties Pty Ltd on September 1, 2022 in the consolidation of the financial statements of the group.

This income for nine months ended March 31, 2022 was mainly due to gain on disposal of the subsidiaries Rayont Technologies Pty Ltd and Rayont Technologies (M) Sdn Bhd on January 31, 2022 and debt forgiven.

Net Income / (Loss)

We had a net loss of $69,173 for the nine months ended March 31, 2023, and a net loss of $534,540 for the nine months ended March 31, 2022 based on the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2023 and June 30, 2022, the Company had working capital of $978,107 and working capital deficit of $83,884, respectively. The deficit is attributable to loans due to a related party of $128,677, accounts payable of $384,355, accrued liabilities of $470,689, loan payable of $2,481,440, other payables of $278,800 and finance lease of $10,983, operating lease liabilities of $112,333 at June 30, 2022.

As of March 31, 2023 and June 30, 2022, the Company had $4,047,507 and $3,783,393 in current assets, respectively.

As of March 31, 2023 and June 30, 2020, we had a cash and equivalents balance of $43,839 and $185,782, respectively. The Company’s operations are primarily funded by the revenue, other income, proceeds received from loan payable and financial support from major shareholders.

Cash Flows from Operating Activities

Net cash provided by operating activities was $474,867 for the nine months ended March 31, 2023 compared with net cash used by operating activities of $272,736 for the nine months ended March 31, 202.

During the nine months ended March 31, 2023, the net cash provided by operating activities was attributed to net loss of $69,173, offset by depreciation and amortization expense of $56,748, gain on disposal of investments of $70,392 and Debt waiver by payable of $92,519; an increase in accounts receivable of $398,054, an decrease in inventory of $87,553, an increase in accounts payable of $108,751, an increase in accrued liabilities of $808,365, an decrease in prepaid expense of $10,413, an increase in other assets of $2,399, an increase in other payable of $36,565 and an increase in other receivables of $991.

During the nine months ended March 31, 2022, the net cash used by operating activities was attributed to net loss of $534,540, offset by depreciation and amortization expense of $349,921, share issued for compensation for service of $52,500; gain on disposal of investments of $312,143 and Debt waiver by payable of $118,450 an decrease in accounts receivable of $266,761, an decrease in inventory of $75,409, an increase in accounts payable of $189,939, a decrease in accrued liabilities of $165,884, an increase in prepaid expense of $28,640, an increase in other assets of $41,148 an decrease in other receivables of $338,533, an increase in other payable of $200,478.

Cash Flows from Investing Activities

Net cash used in investing activities was $843,721 for the nine months ended March 31, 2023 compared with net cash used in investing activities of $874,770 for the nine months ended March 31, 2022.

During the nine months ended March 31, 2023, the net cash used in investing activities was attributed to the purchases of property and equipment of $262,945, payment in the amount of $353,113 for purchased of the intangible assets from Health Script Pty Ltd and payment in the amount of $227,663 for the acquisition of subsidiaries from No More Holdings Pty Ltd.

During the nine months ended March 31, 2022, the net cash used in investing activities was attributed to the purchases of property and equipment of $685,259, payment in the amount of $189,511 for purchased of the intangible assets from Rayont Technologies Pty Ltd.

Cash Flow from Financing Activities

Net cash used in financing activities during nine months ended March 31, 2023 and 2022 of $227,252 and $454,881, respectively; proceeds from loan payable in the amount of $24,993 and $765,362, respectively; proceeds / repayment to related party in the amount of $202,259 and $418,697, respectively; issuance of common stock in the amount of Nil$ and $108,216, respectively.

Non-Cash Investing and Financing Activities

During the nine months ended March 31, 2023, issuance of common stock for business acquisitions in the amount of $518,175 and issuance of common stock for acquisition of equipment in the amount of $185,350.

During the nine months ended March 31, 2022, the issuance of common stock for business acquisitions in the amount of $618,320 and issuance of common stock for acquisition of a property in the amount of $1,159,040; issuance of common stock in the amount of $52,500 for compensation of the services.

Equity and Capital Resources

We had a net loss for the nine months ended March 31, 2023 and had an accumulated deficit of $3,704,116 as of March 31, 2023. As of March 31, 2023, we had cash of $43,839, compared to cash of $185,782 as of June 30, 2022.

We had material commitments for capital expenditures as of March 31, 2023 which are the purchased of new assets and business for USD1,635,017 from Health Script Pty Ltd, No More Knots (Ipswich) Pty Ltd. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2021 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2023, our disclosure controls and procedures were not effective.

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

As of the date of this filing the Company has not completed and file its Form 8K for No More Knots Holdings Pty Ltd.’s acquisition as required by the SEC rules and regulations. The Company is in the process of completing all necessary documentation for the Form 8K filling in due time. The Staff of the SEC has requested a time line for filing of Form 8-K/A and the Company has committed to file it on or before July 5, 2023.

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

/s/ Marshini Aliya Moodley	Dated: May 15, 2023
Marshini Aliya Moodley
President (Principal Executive Officer), Chief Executive Officer

/s/ Marshini Aliya Moodley	Dated: May 15, 2023
Marshini Aliya Moodley
Principal Financial Officer and Director

